Form 10QSB
period 1995-03-31
INTERSYSTEMS INC /DE/
filed 1995-05-15
CIK 806011

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1993

        for the transition period from _____________ to _____________

                         Commission File Number 1-9547

                               INTERSYSTEMS INC.
               (Exact name of registrant as specified in charter)

             Delaware                                    13-3256265
   (State or other jurisdiction                        IRS Employer
 of incorporation or organization)                 (Identification number)

                             8790 Wallisville Road
                             Houston, Texas  77029
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-675-0307
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 5, 1995 there were 4,086,846 shares of the Company's common stock, par value $.01 per share, outstanding.

                      InterSystems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                           (In thousands, unaudited)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                               March 31,1995
                                                                               -------------
                                    ASSETS
                                    -------

CURRENT ASSETS:
    Cash                                                                      $            18
    Trade Receivables                                                                   1,867
    Inventories                                                                         1,581
    Prepaid expenses and other                                                             96
    Note receivable - sale of Trading Business                                            265
                                                                              ---------------
                                                                                        3,827
    Equipment and leasehold improvements, net                                           5,532
    Notes receivable - sale of Trading Business                                           504
    Other assets                                                                          320
                                                                              ---------------
                                                                              $        10,183
                                                                              ===============

                     LIABILITIES AND SHAREHOLDER'S EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
    Revolving lines of credit                                                 $         1,520
    Current portion of long-term debt                                                     619
    Accounts payable                                                                    1,144
    Accrued expenses                                                                      686
    Due to Helm Resources, Inc. and subsidiaries                                          136
    Note payable - affiliated company                                                     278
                                                                              ---------------
                                                                                        4,383
Convertible subordinated debentures                                                     2,996
Long term debt - net of current portion                                                 2,039

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000 shares
        authorized; none issued and outstanding
    Common stock $.01 par value, 20,000
         shares authorized; 4,053
         shares issued and outstanding                                                     40
Additional paid-in capital                                                              2,666
Retained earnings (deficit)                                                            (1,841)
Note receivable - sale of common stock                                                   (100)
                                                                              ---------------
    TOTAL SHAREHOLDERS' EQUITY                                                          765
                                                                              ---------------
                                                                              $        10,183
                                                                              ===============

                                  page 2 of 8

                      InterSystems, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                                            Three months ended March 31
                                                            1995                   1994
                                                            ----                   ----
Net sales                                                $    3,253               $    3,538
Cost of sales                                                 2,231                    2,183
                                                         ----------               ----------
    Gross Profit                                              1,022                    1,355

Selling, general and administrative
    expenses                                                  1,102                    1,174

Interest income                                                 (23)                     (15)

Interest expense                                                193                      170
                                                         ----------               ----------

Net income (loss)                                        $     (250)              $       26
                                                         ----------               ----------
Per share:
     Net income (loss)                                   $     (.06)              $      .01
                                                         ----------               ----------

Average number of common shares
    outstanding                                           4,028,000                 3,639,000
                                                         ==========               ===========

                      InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                       Three Months Ended March 31,
                                                                       1995                    1994
                                                                       ----                    -----

Net cash provided by operating
activities                                                           $   154                  $   193
                                                                     -------                  -------
Cash flows from investing activities:
    Acquisition of fixed assets                                          (81)                    (219)
    Other                                                                 --                  $   (47)
                                                                     -------                  -------
    Net cash used in investing activities                            $   (81)                    (266)
                                                                     -------                  -------

Cash from financing activities:
    Net borrowings                                                        66                        8
    Repayments of long-term debt                                        (153)                      --
                                                                     -------                  -------
Net cash provided (used) by financing activities                         (87)                       8
                                                                     -------                  -------
Net decrease in cash                                                     (14)                     (65)
Cash at beginning of period                                               32                      159
                                                                     -------                  -------
Cash at end of period                                                $    18                  $    94
                                                                     =======                  =======

Cash paid during the periods for:
Interest                                                             $   110                  $    75
Taxes                                                                $    13                  $     6


                      InterSystems, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1995

Note 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

Note 2. In April 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management.
         The company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at March 31, 1995, have aggregate future minimum rentals of approximately $800,000.

Note 3. During the three months ended March 31, 1995, $50,000 principal amount of 8% convertible debentures were converted into 33,784 shares of the Company's common stock.

Note 4. The Company is considering the acquisition of Interpak Holdings, Inc. which is wholly owned by Helm Resources, Inc. The acquisition would be subject to a number of conditions, including the arrangement of financing. It is expected that the purchase price would consist of a combination of shares of the Company's common stock, assumption of existing Helm debentures by the Company and a cash down payment.

Note 5. In April 1995, the Company made an offer to issue new warrants to purchase 275,000 shares of common stock at $1.50 per share to those holders of $1 warrants for the purchase of 275,000 shares of common stock, if they exercised the $1 warrant at a reduced price of $.60 per share. The new warrants expire June 30, 2000 and the $1 warrants expire April 30, 1996. Through May 10, 1995, holders of 165,200 warrants have accepted the offer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The Company's continuing operations consist of the custom compounding business operated by Chemtrusion and the designing, manufacturing, selling and leasing of equipment for the industrial and agricultural sectors of the economy operated by InterSystems, Nebraska.

RESULTS OF OPERATIONS
Three Month Periods Ended March 31, 1995 and 1994

There was a decrease of $286,000 (8%) in net sales for the three month period ended March 31, 1995 (the "1995 period") compared to the three month period ended March 31, 1994 (the "1994 period"). The decrease was primarily attributable to lower sales volumes of bulk materials handling equipment at InterSystems Nebraska. InterSystems Nebraska's sales for the 1994 period were higher than normal as a result of an increase in overseas sales of bulk material handling equipment amounting to $850,000.

Gross profit as a percentage of sales was 31.4% in the 1995 period as compared to 38.3% in the 1994 period. Chemtrusion's gross profit as a percentage of sales decreased 3% in the 1995 period as compared to the 1994 period primarily due to increased labor costs and property taxes. Nebraska's gross profit as a percentage of sales was 31.3% in the 1995 period as compared to 38.3% in the 1994 period. The 1994 period included large overseas sales and related sales commissions are included in selling, general and administrative expenses. If the related sales commissions had reduced the sales price of the equipment sold, the gross margins for the two periods would have been approximately the same.

Selling, general and administrative expenses decreased by $72,000 (6.2%) in the 1995 period as compared to the 1994 period. Parent company expenses increased $98,000 due mainly to an increase in office and rental expense ($28,000), legal and professional fees ($29,000) and other general and administrative expenses ($41,000). InterSystems Nebraska's expenses decreased $151,000 mainly as a result of a decrease in outside sales commissions. Chemtrusion's expenses decreased approximately $19,000.

Interest expense increased approximately $23,000 in the 1995 period as compared to the 1994 period. Parent company interest expense decreased approximately $12,900 primarily as a result of bond conversions to common stock. Nebraska's interest expense increased approximately $12,700 due to an increase in interest rates on line of credit borrowings ($7,700) and interest expense on an increase in long-term debt ($5,000). Chemtrusion's interest expense increased approximately $23,200 as a result of interest expense on a new line of credit ($8,600), financing for a new twin screw extruder ($12,300) and an increase in the interest rate on long-term debt ($2,300).

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 1995 amounted to $154,000; $81,000 was used for purchases of fixed assets; $66,000 was provided by net borrowings, $153,000 was used for payments on notes. Cash decreased during the period by $14,000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries, which on a combined basis are expected to generate positive cash flow, and collections on the notes receivable from the Trading Business. The Company may also seek financing, possibly including a debt or equity offering, to supplement available resources.

There can be no assurances that management will be able to obtain any such debt or equity financing.

The Company has no significant commitments for capital expenditures.

InterSystems Nebraska ordinarily manufactures products to meet customer specification and, consequently, maintains relatively small amounts of inventory, most of which is required to meet existing contracts. InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,400,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in excess of the financial institution's base lending rate. At March 31, 1995 InterSystems' borrowing rate was 10.50%. At March 31, 1995 outstanding borrowings were $1,250,000 and $126,000 was available. The Company believes this credit facility is sufficient to finance InterSystems Nebraska's present operations.

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires September 5, 1995. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable and inventory. At March 31, 1995, Chemtrusion had borrowings outstanding totaling $270,000 and net book value of collateral totaled approximately $740,000.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (38% of annual revenues in 1994 were recorded). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. However, first quarter 1994 sales were higher than normal because of an $850,000 one-time sale to China of agricultural equipment.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERSYSTEMS, INC.




Dated:  May 12, 1995                        /s/ Fred S. Zeidman
                                            -------------------------------
                                            Fred S. Zeidman
                                            President
                                            Chief Executive Officer