Form 10QSB
period 1995-06-30
INTERSYSTEMS INC /DE/
filed 1995-08-10
CIK 806011

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

                                  EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission File Number 1-9547

                                INTERSYSTEMS INC.

               (Exact name of registrant as specified in charter)

               Delaware                              13-3256265
    --------------------------------           -----------------------
     (State or other jurisdiction                   IRS Employer
   of incorporation or organization)           (Identification number)

                              8790 Wallisville Road
                              Houston, Texas 77029
                              --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-675-0307
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   x   No
                                 -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 1, 1995 there were 4,361,846 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       InterSystems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30,1995
                            (In thousands, unaudited)

Assets
CURRENT ASSETS:

     Cash                                                                   $    166
     Trade Receivables                                                         2,394
     Inventories                                                               1,943
     Prepaid expenses and other                                                  139
     Note receivable - Sale of Trading Business                                  265
                                                                            --------
                                                                               4,907

     Equipment and leasehold improvements, net                                  5507
     Notes receivable -  Sale of Trading Business                                244

     Other assets                                                                340
                                                                            --------
                                                                            $ 10,998
                                                                            ========

                         LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:

     Revolving line of credit                                               $  1,745
     Current portion of long-term debt                                           630
     Accounts payable                                                          1,796
     Accrued expenses                                                            510
     Due to Helm Resources, Inc. and subsidiaries                                124
     Note payable - affiliated company                                           235
                                                                            --------
                                                                               5,040

Convertible subordinated debentures                                            2,948
Long term debt - net of current portion                                        2,016

SHAREHOLDERS' EQUITY:

     Preferred stock, $.01 par value,  5,000 shares
         authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
          shares authorized;  4,362
          shares issued and outstanding                                           44
Additional paid-in capital                                                     2,868
Retained earnings (deficit)                                                   (1,818)
Note receivable - sale of common stock                                          (100)
                                                                            --------
      TOTAL SHAREHOLDERS' EQUITY                                                 994
                                                                            --------
                                                                            $ 10,998
                                                                            ========

                       InterSystems, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)

                                           THREE MONTHS ENDED JUNE 30
                                             1995             1994
                                             ----             ----

Net sales                                $     3,906       $     3,809
Cost of sales                                  2,608             2,561
                                         -----------       -----------
     Gross Profit                              1,298             1,248

Selling, general and administrative
   expenses                                    1,073             1,054
                                         -----------       -----------

     Operating income                            225               194

Interest income                                  (16)              (34)

Interest expense                                 209               158

Debt conversion expense                           --                46
                                         -----------       -----------


Net income                               $        32       $        24
                                         ===========       ===========

Per share
             Net income                          .01               .01
                                         ===========       ===========

Average number of common shares
  outstanding                              4,176,392         3,842,000
                                         ===========       ===========


                       InterSystems, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)

                                            SIX MONTHS ENDED JUNE 30
                                             1995              1994
                                             ----              ----

Net sales                                $     7,159       $     7,347
Cost of sales                                  4,839             4,744
                                         -----------       -----------
     Gross Profit                              2,320             2,603

Selling, general and administrative
  expenses                                     2,175             2,228
                                         -----------       -----------

     Operating income                            145               375

Interest income                                  (39)              (49)

Interest expense                                 402               328

Debt conversion expense                         --                  46
                                         -----------       -----------

Net income                               $      (218)      $        50
                                         ===========       ===========

Per share
             Net income                  $      (.06)      $       .01
                                         ===========       ===========

Average number of common shares
  outstanding                              4,102,748         3,737,000
                                         ===========       ===========

                       InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                  Six Months Ended June 30,
                                                      1995          1994
                                                    -------       -------

Net cash used by operating
  activities                                        $  (141)         (392)
                                                    -------       -------
Cash flows from investing activities:
     Acquisition of fixed assets                       (239)         (242)
     Proceeds from sale of trading business             265           265
     Other                                               --           (58)
                                                    -------       -------
     Net cash provided (used)
         in investing activities                    $    26           (35)
                                                    -------       -------
Cash from financing activities:
     Net borrowings                                     114           476
     Repayments of long-term debt                      (165)       ------
     Proceeds from promissory note                      135            --
     Exercise of common stock warrants                  165            --
     Payments on promissory note to Helm                 --           (50)
                                                    -------       -------
Net cash provided by financing activities               249           426
                                                    -------       -------
Net increase (decrease) in cash                         134            (1)
Cash at beginning of period                              32           159
                                                    -------       -------
Cash at end of period                               $   166           158
                                                    =======       =======
Cash paid during the periods for:
Interest                                            $   385           163
Taxes                                               $    24             6

                       InterSystems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1995

Note 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

Note 2. In April 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at June 30, 1995, have aggregate future minimum rentals of approximately $750,000.

Note 3. During the six months ended June 30, 1995, $100,000 principal amount of 8% convertible debentures were converted into 67,568 shares of common stock.

Note 4. The Company is considering the acquisition of Interpak Holdings, Inc. which is wholly owned by Helm Resources, Inc.. The acquisition would be subject to a number of conditions, including the arrangement of financing. It is expected that the purchase price would consist of a combination of shares of the Company's common stock, assumption of existing Helm debentures by the Company and a cash down payment.

Note 5. In April 1995, the Company made an offer to issue new warrants to purchase 275,000 shares of common stock at $1.50 per share to those holders of $1 warrants for the purchase of 275,000 shares of common stock, if they exercised the $1 warrant at a reduced price of $.60 per share. The new warrants expire June 30, 2000 and the $1 warrants expire April 30, 1996. Through June 30, 1995, all holders of the 275,000 warrants have accepted the offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the custom compounding business operated by Chemtrusion and the designing, manufacturing, selling and leasing of equipment for the industrial and agricultural sectors of the economy operated by InterSystems, Nebraska.

RESULTS OF OPERATIONS
Three Month Periods Ended June 30, 1995 and 1994

There was an increase of $97,000 (2.5%) in net sales for the three month period ending June 30, 1995 (the "1995 period") compared to the three month period ending June 30, 1994 (the "1994 period"). The sales increase is primarily due to higher tolling volumes at Chemtrusion because of the addition of a third twin screw extruding line in the first quarter 1995.

Gross profit as a percentage of sales was  33% in the 1995 and the 1994 periods.

Selling, general and administrative expenses were relatively constant, amounting to $1,073,000 in the 1995 period compared to $1,054,000 in the 1994 period.

Interest expense increased $51,000 in the 1995 period as compared to the 1994 period. Parent company interest expense increased approximately $11,000 due to interest expense incurred on borrowings for operations. Chemtrusion's interest expense increased approximately $25,000 due to the financing of its new extruding line purchased in the first quarter of 1995. InterSystems Nebraska's interest expense increased approximately $15,000 due to an increase in the line of credit and loans for additional equipment.

During the three months ended June 30, 1994, $46,000 of debt conversion expense was incurred due to the issuance of 30,711 additional shares of common stock reflecting a reduced conversion price on the conversion of $175,000 principal amount of 10% convertible debentures.

RESULTS OF OPERATIONS
Six Month Periods Ended June 30, 1995 and 1994

There was a decrease of $189,000 (2.6%) in net sales for the six month period ending June 30, 1995 (the "1995 period") compared to the six month period ending June 30, 1994 (the "1994 period"). Chemtrusion's sales increased $143,000 (7.6%) which is attributable to an increase in tolling volume. InterSystems Nebraska's sales decreased $332,000 (6%) in the 1995 period as compared to the 1994 period. Absent a one-time overseas sale of $850,000 in the first quarter of 1994, sales in the 1995 period would have increased $518,000 compared to the 1994 period.

Gross profit as a percentage of sales decreased to 32.4% in the 1995 period as compared to 35.4% in the 1994 period. Chemtrusion's gross profit as a percentage of sales decreased 3% in the 1995 period as compared to the 1994 period primarily due to increased labor costs and property taxes. Nebraska's gross profit as a percentage of sales was 32.9% in the 1995 period as compared to 35% in the 1994 period. The 1994 period included large overseas sales and the related sales commissions are included in selling, general and administrative expenses. If the related sales commissions had reduced the sales price of the equipment sold, the gross margins for the two periods would have been approximately the same.

Selling, general and administrative expenses decreased $53,000 in the 1995 period as compared to the 1994 period primarily as a result of a decrease in outside sales commissions at InterSystems Nebraska.

Interest expense increased approximately $74,000 in the 1995 period as compared to the 1994 period. Chemtrusion's interest expense increased approximately $47,000 due primarily to the financing of its new extruding line purchased in the first quarter 1995. InterSystems Nebraska's interest expense increased approximately $27,000 due primarily to an increase in the line of credit and loans for additional equipment.

During the six months ended June 30, 1994, $46,000 of debt conversion expense was incurred as explained above in the results of operations for the three months.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended June 30, 1995 amounted to $141,000; $239,000 was used for purchases of fixed assets; $165,000 was used for repayment of long-term debt; $265,000 proceeds were received on the note receivable from the sale of the Trading Business; $249,000 was provided by long-term borrowings and $165,000 was provided by the exercise of common stock warrants. Cash increased during the period by $134,000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow, and collections on the notes receivable from the Trading Business. The Company may also seek financing, possibly including a debt or equity offering, to supplement available resources. There can be no assurances that management will be able to obtain any such bank debt or equity financing.

The Company has no significant commitments for capital expenditures.

InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,500,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in excess of the financial institution's base lending rate. At June 30, 1995 InterSystem's borrowing rate was 10.5%. At June 30, 1995 outstanding borrowings were $1,500,000. The Company believes this credit facility is sufficient to finance InterSystems Nebraska's present operations.

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires September 5, 1995. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable and inventory. At June 30, 1995, Chemtrusion had borrowings outstanding totaling $245,000 and $55,000 was available.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (38% of annual revenues in 1994 were recorded). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. However, first quarter 1994 sales were higher than normal because of an increase in overseas sales of agricultural equipment. At June 30, 1995 InterSystems Nebraska's backlog was $3,372,000 compared with $3,252,000 at June 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERSYSTEMS, INC.

Dated:  August  7, 1995                /s/ Fred S. Zeidman
                                       ---------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                EXHIBIT INDEX


                       EX-27   Financial Data Schedule