Form 10QSB
period 1995-09-30
INTERSYSTEMS INC /DE/
filed 1995-11-14
CIK 806011

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

           For the transition period from __________ to __________

                         Commission File Number 1-9547

                               INTERSYSTEMS INC.
                               -----------------
               (Exact name of registrant as specified in charter)

                 Delaware                             13-3256265
    -----------------------------------        -------------------------
       (State or other jurisdiction                  IRS Employer
     of incorporation or organization)          (Identification number)

                             8790 Wallisville Road
                             Houston, Texas  77029
                             ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  713-675-0307
   ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 10, 1995 there were 4,366,566 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      InterSystems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30,1995
                          (In thousands, unaudited)
 Assets

CURRENT ASSETS:
    Cash                                                                      $            39
    Trade Receivables                                                                   2,480
    Inventories                                                                         1,827
    Prepaid expenses and other                                                            149
    Note receivable - Sale of Trading Business                                            265
                                                                              ---------------
                                                                                        4,760

    Equipment and leasehold improvements, net                                           5,454
    Notes receivable -  Sale of Trading Business                                          250
    Other assets                                                                          392
                                                                              ---------------
                                                                              $        10,856
                                                                              ===============

                                  LIABILITIES AND SHAREHOLDER'S EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
    Revolving line of credit                                                  $         1,670
    Current portion of long-term debt                                                     615
    Accounts payable                                                                    1,601
    Accrued expenses                                                                      722
    Due to Helm Resources, Inc. and subsidiaries                                           16
    Note payable - affiliated company                                                     320
                                                                              ---------------
                                                                                        4,944

Convertible subordinated debentures                                                     2,950
Long term debt - net of current portion                                                 1,882

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value,  5,000 shares
        authorized; none issued and outstanding
    Common stock $.01 par value, 20,000
         shares authorized;  4,366
         shares issued and outstanding                                                     44

Additional paid-in capital                                                              2,886
Retained earnings (deficit)                                                            (1,750)
Note receivable - sale of common stock                                                   (100)
                                                                              ---------------
      TOTAL SHAREHOLDERS' EQUITY                                                        1,080
                                                                              ---------------
                                                                              $        10,856
                                                                              ===============

                      InterSystems, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                                            Three Months Ended Sept 30
                                                          1995                      1994
                                                          ----                      ----
Net sales                                           $          4,747          $          4,255
Cost of sales                                                  3,254                     2,935
                                                    ----------------          ----------------
    Gross Profit                                               1,493                     1,320

Selling, general and administrative
    expenses                                                   1,215                     1,103
                                                    ----------------          ----------------

    Operating income                                             278                       217

Interest income                                                  (16)                      (10)

Interest expense                                                 210                       167

Acquisition costs                                                 25                        --

Special non recurring charge                                      --                       300
                                                    ----------------          ----------------


Net income (loss)                                   $             59          $           (240)
                                                    ================          ================

Per share
            Net income (loss)                       $            .01          $           (.06)
                                                    ================          ================

Average number of common shares
outstanding                                                4,362,589                 3,977,000
                                                    ================          ================

                      InterSystems, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                                             Nine Months Ended Sept. 30
                                                            1995                     1994
                                                            ----                     ----
Net sales                                           $         11,906          $         11,602
Cost of sales                                                  8,093                     7,679
                                                    ----------------          ----------------
    Gross Profit                                               3,813                     3,923

Selling, general and administrative
    expenses                                                   3,365                     3,331
                                                    ----------------          ----------------

    Operating income                                             448                       592

Interest income                                                  (55)                      (59)

Interest expense                                                 613                       495

Acquisition costs                                                 49                        --

Special non recurring charge                                      --                       300

Debt conversion expense                                           --                        46
                                                    ----------------          ----------------

Net loss                                            $           (159)          $         (190)
                                                    ================           ==============

Per share
            Net loss                                $           (.04)          $         (.05)
                                                    ================           ==============

Average number of common shares
outstanding                                                4,156,159                3,811,000
                                                    ================           ==============

                      InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                   Nine Months Ended Sept. 30
                                                                1995                       1994
                                                         --------------------       -------------------
Net cash used by operating
activities                                               $                (43)      $              (504)
                                                         --------------------       -------------------

Cash flows from investing activities:
    Acquisition of fixed assets                                          (328)                     (305)
    Proceeds from sale of trading business                                265                       265
                                                         --------------------       -------------------
    Net cash provided (used)
        in investing activities                                           (63)                      (40)
                                                         --------------------       -------------------

Cash from financing activities:
    Net borrowings                                                         38                       617
    Repayments of long-term debt                                         (315)                     (141)
    Proceeds from promissory note                                         220                       150
    Issuance of common stock                                              170                        --
    Payments on promissory note to Helm                                    --                      (190)
                                                         --------------------       -------------------
Net cash provided by financing activities                                 113                       436
                                                         --------------------       -------------------
Net increase (decrease) in cash                                             7                      (108)
Cash at beginning of period                                                32                       159
                                                         --------------------       -------------------
Cash at end of period                                    $                 39       $                51
                                                         ====================       ===================

Cash paid during the periods for:
Interest                                                 $                517       $               248
Taxes                                                    $                 30       $                 8

                      InterSystems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995

Note 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

Note 2. In April 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at September 30, 1995, have aggregate future minimum rentals of approximately $715,000.

Note 3. During the nine months ended September 30, 1995, $100,000 principal amount of 8% convertible debentures were converted into 67,568 shares of common stock.

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

Note 5. In April 1995, the Company made an offer to issue new warrants to purchase 275,000 shares of common stock at $1.50 per share to those holders of $1 warrants for the purchase of 275,000 shares of common stock, if they exercised the $1 warrant at a reduced price of $.60 per share. The new warrants expire June 30, 2000 and the $1 warrants expire April 30, 1996. All holders of the 275,000 warrants accepted the offer and 275,000 shares of common stock were issued.

Note 6. In the third quarter of 1994, InterSystems Nebraska provided a $300,000 special charge for damage to conveying equipment resulting from a harmonic vibration which developed after installation of two en-masse conveyors built for one of its customers. The charge is an unusual one-time charge. The Company has built conveyors of that length before and has never encountered a similar problem either during product testing or after installation.

Note 7. The Company has terminated its agreement to acquire privately-held Metallurgical Technologies, Incorporated, a metals compounding company based in Houston, Texas. Total costs for legal fees and feasibility studies related to the proposed acquisition totaled $49,000 for the nine months ended September 30, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations consist of the custom compounding business operated by Chemtrusion and the designing, manufacturing, selling and leasing of equipment for the industrial and agricultural sectors of the economy operated by InterSystems, Nebraska.


RESULTS OF OPERATIONS
Three Month Periods Ended September 30, 1995 and 1994

Net sales increased $492,000 (11.6%) for the three month period ending September 30, 1995 (the "1995 period") compared to the three month period ending September 30, 1994 (the "1994 period"). The increase is primarily due to higher sales volumes of bulk material handling and industrial sampling equipment at Nebraska.

Gross profit as a percentage of sales remained constant at 31% in the 1995 and the 1994 periods.

Selling, general and administrative expenses increased approximately $112,000 from $1,103,000 in the 1994 period compared to $1,215,000 in the 1995 period. InterSystems Nebraska's expenses increased approximately $88,000, primarily due to an increase in professional fees ($21,000), salaries and bonuses ($26,000), and other general and administrative ($41,000). Parent company's expenses increased approximately $28,000, primarily due to an increase in office expense and rent ($15,000), and other general and administrative ($13,000). Chemtrusion's other general and administrative expenses decreased approximately $4,000.

Interest expense increased approximately $43,000 in the 1995 period as compared to the 1994 period. Parent company interest expense increased approximately $15,000 due to interest expense incurred on additional borrowings. Chemtrusion's interest expense increased approximately $22,000 due to the financing of its new extruding line purchased in the first quarter of 1995. InterSystems Nebraska's interest expense increased approximately $6,000 due to an increase in the line of credit and loans for additional equipment.

The Company has terminated its agreement to acquire privately-held Metallurgical Technologies, Incorporated, a metals compounding company based in
Houston, Texas.   Costs related to the proposed acquisition totaled $25,000 for the three months ended September 30, 1995.

In the third quarter of 1994, InterSystems Nebraska provided a $300,000 special charge for damage to conveying equipment resulting from a harmonic vibration which developed after installation of two en-masse conveyors built for one of its customers. The charge is an unusual one-time charge. The Company has built conveyors of that length before and has never encountered a similar problem either during product testing or after installation.

RESULTS OF OPERATIONS
Nine Month Periods Ended September 30, 1995 and 1994

There was an increase of $304,000 (2.6%) in net sales for the nine month period ending September 30, 1995 (the "1995 period") compared to the nine month period ending September 30, 1994 (the "1994 period"). Chemtrusion's sales increased $205,000 (7.3%) which is attributable to an increase in tolling volume. InterSystems Nebraska's sales increased $99,000 (1.1%) in the 1995 period as compared to the 1994 period. Absent a one-time overseas sale of $850,000 in the first quarter of 1994, sales in the 1995 period would have increased $949,000 compared to the 1994 period.

Gross profit as a percentage of sales decreased to 32% in the 1995 period as compared to 33.8% in the 1994 period. Chemtrusion's gross profit as a percentage of sales decreased 2.3% to 31.2% in the 1995 period as compared to 33.5% in the 1994 period primarily as a result of higher direct labor costs and an increase in property taxes. Nebraska's gross profit as a percentage of sales was relatively constant between the two periods.

Interest expense increased approximately $118,000 in the 1995 period as compared to the 1994 period. Chemtrusion's interest expense increased approximately $70,000 due primarily to the financing of its new extruding line purchased in the first quarter 1995. InterSystems Nebraska's interest expense increased approximately $35,000 due primarily to an increase in the line of credit and loans for additional equipment. Parent company interest expense increased approximately $13,000 due to interest expense incurred on additional borrowings.

The Company has terminated its agreement to acquire privately-held Metallurgical Technologies, Incorporated, a metals compounding company based in Houston, Texas. Costs related to the proposed acquisition totaled $49,000 for the nine months ended September 30, 1995.

During the nine months ended September 30, 1994, $46,000 of debt conversion expense was incurred due to the issuance of 30,711 additional shares of common stock reflecting a reduced conversion price on the conversion of $175,000 principal amount of 10% convertible debentures.

In the third quarter of 1994, InterSystems Nebraska provided a $300,000 special charge for damage to conveying equipment resulting from a harmonic vibration which developed after installation of two en-masse conveyors built for one of its customers. The charge is an unusual one-time charge. The Company has built conveyors of that length before and has never encountered a similar problem either during product testing or after installation.

Liquidity and Capital Resources

Cash used by operating activities for the nine months ended September 30, 1995 amounted to $43,000; $328,000 was used for purchases of fixed assets; $315,000 was used for repayment of long-term debt. Proceeds of $265,000 were received on the note receivable from the sale of the Trading Business; $258,000 was provided by long-term borrowings and $170,000 was provided by the issuance of common stock. Cash increased during the period by $7,000.

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

InterSystems Nebraska is currently seeking financing for plant expansion. The expansion is anticipated to be effected through bank financing and operating leases. It would include approximately $1,350,000 for production equipment, $300,000 for new computers and software, and a five year commitment for 30,000 additional square feet of production space. The proposed facility would cost approximately $100,000 per year over a five year lease term. There can be no assurances that management will be able to obtain any such bank financing or operating lease commitments.

InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,500,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in excess of the financial institution's base lending rate. At September 30, 1995 InterSystem's borrowing rate was 10.25%. At September 30, 1995 outstanding borrowings were $1,375,000, with $125,000 available. The Company believes this credit facility is sufficient to finance InterSystems Nebraska's present operations.

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires September 5, 1996. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable and inventory. At September 30, 1995, Chemtrusion had borrowings outstanding totaling $295,000.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (38% of annual revenues in 1994 were recorded). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. However, first quarter 1994 sales were higher than normal because of an increase in overseas sales of agricultural equipment. At September 30, 1995 InterSystems Nebraska's backlog was $2,317,000 compared with $2,074,000 at September 30, 1994.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On July 11, 1995, the expiration date of the Company's $3.50 common stock purchase warrants was extended from December 31, 1996 to December 31, 1999. These warrants are traded on the American Stock Exchange.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 11, 1995, the Company held it 1995 Annual Meeting of Shareholders, at which the shareholders elected the following individuals to serve as directors until the 1998 annual meeting of shareholders and until their successors are elected: Herbert M. Pearlman, John E. Stieglitz and Fred S. Zeidman. In addition, David S. Lawi and Walter M. Craig, Jr. continue to serve as directors for terms ending in 1996, and Daniel T. Murphy continues to serve as director for a term ending in 1997.

The holders of record of the respective number of shares of common stock of the Company set forth below voted for, or withheld authority for, the election of the following individuals:

                                  No. of                    No. of Votes
Name                              Votes for                 Withheld
----                              ---------                 --------
Herbert M. Pearlman               3,642,610                 43,155

John E. Stieglitz                 3,642,377                 43,388

Fred S. Zeidman                   3,642,610                 43,155


Item 5.  Other Information

Tropical Systems, Inc. ("TSI"), a subsidiary of InterSystems, Inc., a Nebraska corporation and a subsidiary of the Company, has entered into an operating agreement with Tropical Manufacturing Group, Inc., a Miami-based Florida corporation ("TMG") engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida. Under the operating agreement, TMG (i) has assigned to TSI its rights to sell, market, and distribute its products and (ii) is manufacturing its products for the sole account of TSI, in exchange for the agreement of TSI to pay TMG cost plus 1% for each product so manufactured. This is intended as an interim arrangement which may be terminated at any time by TSI, and which will be terminated upon the purchase by TSI of all of TMG's assets and the assumption by TSI of certain liabilities of TMG pursuant to a letter of intent signed by TMG and the Company in September 1995. The consummation of the purchase is conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of TMG. At the present time, the cost of acquiring the assets of TMG is expected to be approximately $250,000, although transactional expenses and the cost of clearing title may increase this estimate considerably.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERSYSTEMS, INC.




Dated:  November  10, 1995              /s/ Fred S. Zeidman
                                        -----------------------------------
                                        Fred S. Zeidman
                                        President
                                        Chief Executive Officer

                              Index to Exhibits

Exhibit 27      Financial Data Schedule Ended September 30, 1995.