Form 10KSB
period 1995-12-31
INTERSYSTEMS INC /DE/
filed 1996-04-09
CIK 806011

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-KSB

     [XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For Fiscal Year Ended December_31,_1995
                                          or
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934   [No Fee Required]   For the transition period
          __________________ to __________________.
                               Commission File No. 1-9547

                                    INTERSYSTEMS,_INC.
                    (Name of Small Business Issuer in its charter)

     ___________DELAWARE____________        _____________13-3256265_____________
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

           8790_Wallisville_Road,_Houston,_Texas             __77029__
           (Address of principal executive offices)          (Zip Code)

            Issuer's telephone number, including area code:  (713)_675-9000

     Securities_registered_pursuant_to_Section_12(b)_of_the_Act:
     ___Title_of_each_class_____      Name_of_each_exchange_on_which_registered
     Common Stock, $.01 par value               American Stock Exchange
     Common Stock Purchase Warrants             American Stock Exchange

           Securities_registered_pursuant_to_Section_12(g)_of_the_Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the year ended December 31, 1995 were $16,555,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $7,700,000, based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on March 15, 1996, which was $1 7/8.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 25, 1996: 6,254,313

     Documents incorporated by reference:  NONE
     Transitional Small Business Format: Yes ____  No __X__

             PAGE   1 OF 142 PAGES;  EXHIBITS BEGIN ON PAGE 57

                                       PART_I
     ITEM_1:__BUSINESS

     Introduction_and_Business_Development

     InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's two principal lines of business today consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"). For each of the two years ended December 31, 1995, approximately 76% of the Company's revenues were attributable to the business of InterSystems Nebraska and approximately 24% of the Company's revenues were attributable to the business of Chemtrusion. Information regarding the dollar amount of revenues, operating profit and identifiable assets for each of the Company's lines of business is included in Note 15 to the Company's consolidated financial statements.

     Historically, the Company's principal line of business had been the sale and distribution of thermoplastic resins on a worldwide basis. In April 1993, the Company completed the sale to Bamberger Acquisition Corp., a newly formed Delaware corporation ("Acquisition") owned by six individuals who were then members of the Company's senior management (the "Management Group"), of all the assets related to its domestic and international resin trading and distribution business. The sale was approved by the stockholders of the Company at a special stockholders meeting held in March 1993.
     The sales price of $1,955,331 was paid at closing by the delivery to the Company of (i) $608,526 in cash, (ii) an additional $187,639 through the surrender by members of the Management Group of debentures of the Company and affiliates held by them, (iii) a promissory note of Acquisition in the original principal amount of $796,166 (the "Note"); and (iv) $363,000 in payments pursuant to a non-compete agreement with the Company. Acquisition also assumed certain liabilities of the Company.

     In addition, in August 1993 the Company completed the purchase from Helm Resources, Inc., the then holder of approximately 48% of the Company's common stock ("Helm"), of all of the outstanding capital stock of InterSystems Nebraska. The purchase was approved by a majority of the stockholders of the Company at a special stockholders meeting held in March 1993. The basic purchase price of $3,300,000 was paid at the closing by the delivery to Helm of (i) $500,000 in cash, (ii) a one-year promissory note in the amount of $300,000, and
     (iii) a commitment to issue to such persons as may be designated by Helm $2,100,000 aggregate principal amount of the Company's newly issued ten year 8% Convertible Debentures. In additon, the Company offset $340,000 of intercompany debt owed by Helm to the Company and transferred to Helm $60,000 in principal amount of Helm debentures received from the Management Group in connection with the sale of the Trading Business. Helm is also entitled to an earnout and certain royalties. See "Certain Relationships and Related Party Transactions."

     Recent_Developments

         In late 1995 and into 1996, the Company and its subsidiaries, InterSystems Nebraska and Chemtrusion, embarked on plans for major expansion, in the form of new facilities and new product lines, which will have the effect of greatly expanding manufacturing capacity and rounding out product lines to reduce the effects of seasonality on product demand, as more fully described below.

     The_Company

         Possible Acquisition of Interpak Holdings, Inc. and Election of Independent Directors to the Board of Directors. The Company is proceeding with negotations for the acquisition of Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak") from Helm Resources, Inc. ("Helm"), which currently owns approximately 24.5% of the Company's outstanding shares of Common Stock.

         In November and December, 1995, the Board of Directors of the Company elected Mr. William Lurie and Mr. Leonard Friedman, respectively, to the board as independent directors, and created an Acquisition Committee which is headed by Mr. Lurie. Mr. Friedman has joined Mr. Lurie on the Acquisition Committee. See Part III, Item 9 for a discussion of the business and professional experience of Messrs. Lurie and Friedman.

         The Committee will undertake an independent analysis of the transaction utilizing the assistance of Price Waterhouse & Co. and Baker & Botts as it deems necessary and appropriate in its discretion, and will negotiate at arms length with Helm in order to determine if an acquisi-tion can be completed. The discussions between the Company and Interpak are in the preliminary stages and no agreement in principle has been reached. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company's arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment. It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock.

         Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastics producers and distributors. The Company believes that Interpak would complement the operations of its Chemtrusion subsidiary, which specializes in the custom-compounding of plastic resins by enabling the Company to provide plastic producers with single source, value-added processing and packaging services from a fully integrated entity.

         In 1995, Interpak had revenues of $15,066,502 and a net loss of ($240,800). The loss from operations in 1995 was attributable in part to the residual effects of the reduction experienced by Interpak of its normal rail car packaging and warehousing business due to distribution disruptions caused by floods and a pipeline explosion in the Houston area in the fourth quarter of 1994. These natural disasters resulted in an extreme shortage of domestic thermoplastic resins, which caused the company's warehouse utilization to fall to an all-time low of approximately 57% in mid-1995, as compared to approximately 85% as of March 1, 1996.

              Private Placement. On December 1, 1995, the Company commenced a private placement of 25 Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company reserved the right to sell up to 35 Units, and to sell fractional Units. The purchase price per Unit was based upon the average of the closing price of the common stock on the American Stock Exchange during the ten trading days preceding November 15, 1995, which is the date the Board of Directors of the Company authorized the offering, or $1.375. The private placement closed in February 1996 after the Board of Directors of the Company resolved to accept subscriptions for 39 Units, which yielded approximately $2,100,000 in proceeds to the Company. These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak and Tropical Manufacturing Group acquisitions (discussed below).

     InterSystems_Nebraska

              Expansion of Omaha Facility. In November 1995, InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby nearly doubling total square footage under use to 70,000 square feet. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $500,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both facilities. Installation is expected to be completed by the end of April 1996. The planned expansion and automation are designed to render the combined facility efficient and state-of-the-art without changing the present workforce, and to increase manfacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers.

              Acquisition of The Tropical Manufacturing Group, Inc. InterSystems Nebraska, through a subsidiary, Tropical Systems,Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"), and has entered into an operating agreement with Tropical, which is engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin American and the Caribbean. Under the operating agreement, Tropical (i) has assigned to TSI its rights to sell, market and distribute its products and (ii) is manufacturing its products for the sole account of TSI, in exchange for the agreement of TSI to pay Tropical cost plus 1% for each product so manufactured. This is intended as an interim arrangement which may be terminated at any time by TSI, and which will be terminated upon the purchase by TSI of all of

     Tropical's assets and the assumption of certain liabilities of Tropical pursuant to the Letter of Intent. The consummation of the purchase is conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical, which are currently subject to various tax and other liens. At the present time, the cost of acquiring the assets of Tropical is expected to be approximately $250,000, although transactional expenses and the cost of clearing title may increase this estimate considerably.

         The acquisition of this facility and product line is expected to complement the present product demand of InterSystems Nebraska, which usually peaks in the summer months and drops in the winter months, whereas TMG experiences high product demand year round, but especially during hurricane season.

     Chemtrusion

          On January 26, 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

          Pursuant to the Agreement, Chemtrusion has undertaken to acquire 16.4 acres of land in Jeffersonville, Indiana, and to construct thereon and equip in accordance with agreed upon plans and specifications a plastics compounding plant at a cost currently estimated not to exceed $12.7 million. As designed, the plant will initially contain four production lines with an annual capacity of 35 million pounds of product, and will contain sufficient space to add several additional production lines, if desirable, at a future date. Chemtrusion and Mytex are working together to obtain construction financing for the plant, and Mytex has agreed to fund the cost of construction on an interim basis until permanent construction financing is in place. Ground has been broken and the expected completion date of the plant is August 31, 1996.

          Upon completion of the plant, Chemtrusion will produce an array of polypropylene-based compounds at the plant exclusively for the benefit of Mytex. Production at the plant will use raw materials and specifications provided by Mytex. Once the plant is completed, Chemtrusion will be paid a monthly management fee for its operation of the plant which will cover most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion.

          The initial term of the Agreement is five years, and Mytex has the option to renew the Agreement for two additional five year terms. The Agreement may be terminated by either party upon the default of the other, except that certain defaults require notice and an opportunity to cure. Termination of the Agreement triggers purchase rights on behalf of Mytex (the "Option") and put rights on behalf of Chemtrusion (the "Put") with respect to the facility. The purchase price under the Option and Put ranges from $1.5 million plus assumption of the construction financing, to assumption of construction financing less $700,000, depending on when the rights are exercised and whether the exercise follows a default by Mytex or Chemtrusion.

          Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time at its sole cost and expense, with adjustment in the management fee payable to Chemtrusion.

                                      ---------

     The Company had revenues from continuing operations of $16,555,000 and $15,063,000, respectively, for the years ended December 31, 1995 and 1994. For these same periods, losses from continuing operations were ($695,000), and ($732,000), respectively.

     The_Business_of_InterSystems_Nebraska

     InterSystems Nebraska designs, manufactures, sells and leases equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for the industrial and agricultural sectors of the economy, including the following industries: grain and animal feed, fertilizer, petrochemical, milling, plastics, chemical, pharmaceutical, food, minerals and paper and pulp. In addition, pursuant to its subsidiary's Operating Agreement with The Tropical Manufacturing Group, Inc., InterSystems Nebraska is engaged in the manufacture and sale of commercial rolling doors and hurricane resistant shutters. See Recent Developments-- InterSystems Nebraska--Acquisition of The Tropical Manufacturing Group, Inc. on page 4.

     The equipment that InterSystems Nebraska designs and manufactures includes automatic samplers, mechanical truck and rail probes, conveyors, bucket elevators, screeners and bulk weighing systems. A brief description of the equipment is set forth below:

     Automatic_samplers. Automatic samplers are used to sample materials such as powders, pellets, granules and liquids in gravity, pneumatic or liquid applications. Samplers are used at different stages of a material handling or production process to determine the quality of the products being received, produced or transported. Automatic samplers are sold to customers in substantially all businesses served by InterSystems Nebraska and can be adapted to extreme applications, such as high temperatures, toxic materials and non-standard pressures.

     Truck_and_Rail_Probes. Truck and rail probes are used to mechanically sample commodities being received by truck or railcar to determine quality. Either a core or a compartmentalized probe is hydraulically inserted into the load and a sample is retrieved. Examples of commodities that can be sampled using truck and rail probes include grains, soymeal, sunflowers, flax, cranberries and wood chips.

     Conveyors. Conveyors are used to transport bulk materials horizontally or at inclines of up to 60 degrees. The material is moved by using a chain and a series of paddles to drag the material or to move it en masse. Conveyors are frequently used for the movement of such commodities as grain, feed, sugar, green barley malt, flour, minerals, oyster shells and fertilizer.

     Bucket_elevators. Bucket elevators are used to elevate material vertically. The material is elevated by utilizing buckets attached to a belt. Material flows into the buckets at the bottom and is discharged when reaching the top. This equipment is typically required by customers to elevate commodities such as wood chips, slate, fertilizer, flour, grains and malt.

     Screeners. Screeners are used to separate smaller particles from the product stream. This is accomplished by running the product over screens which separate the material by particle size. Screeners are typically used for commodities such as grains, pellets, feed, pet food and soymeal.

     Bulk_Weighing_Systems. Bulk weighing systems are used to weigh free flowing bulk commodities that are being continuously loaded into trucks, railcars, barges or ships. During the weighing operation, information can be obtained and assessed without interrupting the scale process. A typical system includes a structure with several hoppers and an electronic package that controls the weighing operation. These systems are generally sold for the bulk weighing of grains, oil, flour, soymeal and fertilizer.

                                  Sales_and_Marketing

     InterSystems Nebraska's industrial samplers are sold by approximately 80 manufacturer's representatives who are independent sales representatives and independent contractors of InterSystems Nebraska. These representatives typically market various lines of industrial products and equipment manufactured by InterSystems Nebraska as well as five to ten other companies. However, the representatives do not offer or sell products competitive with those of InterSystems Nebraska within a given product line. Each representative has an exclusive territory within which the representative operates. Compensation of such representative is strictly on a commission basis.

     Intersystems Nebraska's other products are sold by 5 sales personnel who are employees of the Company. In addition, InterSystems Nebraska leases its agricultural automatic sampling systems. In this circumstance, InterSystems Nebraska typically enters into a three-year agreement with its customer, generally a grain elevator, pursuant to which InterSystems Nebraska installs the sampling system and maintains the system on a continuing basis. In consideration for these services, the customer agrees to pay InterSystems Nebraska monthly for each sample drawn and to pay for a minimum number of samples during each l2-month period.

     To date, a significant percentage of InterSystems Nebraska's equipment has been sold within the grain, feed and grain processing industries. InterSystems Nebraska is seeking to increase its sales volume by marketing its products outside of the United States. InterSystems Nebraska currently has the following foreign representatives: 4 in Mexico, 8 in Canada, 4 in Europe, one in Australia and one servicing the remainder of Central America and South America.

                                     Manufacturing

     InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its two Omaha facilities with a combined area of 70,000 square feet, of which approximately 60,000 square feet are dedicated to manufacturing operations. The subsidiary relies where possible on automated production systems, and has invested in a CNC turret punch, computerized machining and fabrication equipment and automatic welding equipment. In addition, all engineering utilizes a Computer Aided Design (CAD) system.

                              Suppliers_and_Raw_Materials

     The principal raw materials used by InterSystems Nebraska in its product manufacturing consist of steel, plastic and other stock, all of which are commonly available from numerous suppliers and vendors. InterSystems Nebraska has not experienced, nor does it reasonably anticipate, any material interruption in the supply of raw materials necessary to manufacture its products.

                                 Backlog_and_Customers

     InterSystems Nebraska had a sales backlog of approximately $2,300,000 at December 31, 1995, compared with $1,350,000 at December 3l, 1994. All orders at December 3l, l995 are believed to be firm and are expected to be filled by December 3l, l996.

     During 1995, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1995 or 1994. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

                                   Competition

     InterSystems Nebraska competes against numerous equipment manufacturers and suppliers of products similar to those it manufactures. Many of these manufacturers and suppliers have longer operating histories and greater resources than InterSystems Nebraska. Competition in the markets served by InterSystems Nebraska is mainly through product quality and performance, competitive pricing, engineering expertise and timely service.

                              Patents_and_Trademarks

     InterSystems Nebraska has a registered trademark in the United States for its "I-S" logo. InterSystems Nebraska's marketing efforts are not materially dependent in any way on any trademark, patent or other intellectual property rights, although InterSystems Nebraska has received certain design patents on aspects of its equipment, including its wood pulp sampler, wood chip sampler, grain cleaner bypass and radius bottom conveyor.

     The_Business_of_Chemtrusion

     Chemtrusion provides the value-added service of custom compounding thermoplastic resins for resin producers. Custom resin compounding involves the combining of a resin with various additives such as pigments, impact modifiers, mineral fillers or stabilizers to customize the product to a particular end use. The end use may require color, opaqueness, toughness, stiffness, flame or chemical retardance characteristics or other specified qualities not available in standard thermoplastic resins. These compounds are used extensively in consumer products, packaging materials, automotive parts, and in the electrical, agricultural and office equipment industries. A variety of compounds are manufactured by Chemtrusion, including filled polyolefins, glass reinforced thermoplastics of all kinds and additive concentrates for the polyolefin film industry.

                              Compounding_Operations

     Chemtrusion provides custom compounding services using three twin screw extruders, various blenders and other equipment. Based on the rated capacity of its equipment and given the current mix of the products manufactured by Chemtrusion, Chemtrusion's present annual manufacturing capacity is approximately 34 million pounds. 1995 production was approximately 28,943,000 pounds, compared to approximately 27,391,429 pounds in 1994. From the perspective of pounds of resin processed, Chemtrusion's business consists predominantly of toll compounding operations, although to a very limited extent Chemtrusion is engaged in proprietary compounding. In 1996, Chemtrusion will undertake the construction of a $12.7 million plastics compounding plant in Jeffersonville, Indiana, which will contain four production lines and will be operated by Chemtrusion for the sole benefit of Mytex Polymers. See "Business--Recent Developments--Chemtrusion" on page 5.

     In Chemtrusion's compounding operations, the customer supplies all or most of the raw materials including resin and other additives. Chemtrusion supplies the operating equipment and process technology for combining the feedstocks and additives into finished compounded resins. Chemtrusion does not typically acquire an ownership interest in the raw materials or finished product. In most cases, Chemtrusion's customer supplies the specifications and formulations for the end product. In others, a customer with a specific end use for a compound requests Chemtrusion to modify the customer's existing formulation. To an increasing extent, Chemtrusion is assisting customers in developing products that have resulted from the customers' research and development activities to a product that is ready for commercial use.

                           Suppliers_and_Raw_Materials

     Chemtrusion is typically not required to purchase any significant raw materials for its compounding operations other than maintenance related supplies for its compounding equipment. These supplies are commonly available from numerous suppliers and vendors. Chemtrusion has not experienced, nor does it reasonably anticipate, any material interruption in the supply of materials for its compounding operations.

                               Sales_and_Marketing

     Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent proprietary compounding houses can learn of Chemtrusion's capabilites. Chemtrusion does not have an outside or field sales force. Chemtrusion believes its focus on quality has resulted in the development of stable, long-term customer relationships.

                                    Customers

     The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent proprietary compounders also represent a small portion of the company's customer base. For each of the last two fiscal years, approximately 70% to 80% of total revenues of the compounding business were attributable to between eight and ten regular customers. Of these, one customer accounted for approximately 75% of total revenues of the compounding business for the years ended December 31, 1995 and 1994. This customer is a large and well known resin producer, and is the oldest customer of the compounding business. The Company believes that the loss of this customer would have a material adverse effect on the compounding business and on the Company's revenues. Although there are minor fluctuations in demand for custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

                                   Competition

     Chemtrusion competes with numerous compounding businesses, and its operations represent an insignificant percentage of the overall compounding activities in the United States. The primary competitive factors in compounding of resins are the ability to provide high quality, precise, high yield, value added services to the customer on a timely basis, in accordance with customer specifications. Price is typically a secondary concern due to the "made to order" nature of the business. Chemtrusion has sought to position itself as a custom compounder capable of handling a broad spectrum of compounding jobs in a timely and precise manner.

     Research and Development

     During the two fiscal years ended December 31, 1995 and 1994, the Company spent minimal amounts on research and development activities.

     Employees

     The Company currently employs 182 persons, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. None of the Company's employees are represented by a union. The Company believes that its labor relations are good.

     Environmental Matters

     The Company does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

     ITEM_2:__PROPERTIES

     The Company: The Company's executive offices are located at 8790 Wallisville Road, Houston, Texas where it shares 800 square feet of office space with Interpak Terminals, Inc. pursuant to a lease expiring in February 2003. The Company does not pay any rent in connection with this space. The rent expense that could be allocated for the Company's executive offices would be minimal.

     The Company shares occupancy with four other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and has a term of three years with an annual base rent of $99,000 for the first year, $103,500 for the second year and $108,000 for the third year. The three other corporations sharing this space are corporations as to which Messrs. Herbert Pearlman and/or David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among the four corporations occupying the space.

     InterSystems Nebraska: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska, subject to a mortgage of $840,000 to secure indebtedness of an industrial development bond due in December 1996, requiring periodic payments of interest and principal. The interest rate is 11% and the remaining principal balance is approximately $41,220. The facility is subject to a second mortgage with respect to a term loan due in September 1999.

     In November 1995, InterSystems Nebraska entered into a lease for a facility comprising 30,000 square feet of additional manufacturing space in Omaha. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

     Given the current mix of equipment manufactured by InterSystems Nebraska and its current pricing, the Company believes that the facilities are capable of manufacturing equipment representing approximately $20,000,000 in sales. The Company utilized 100% of the productive capacity of its original facility in 1995.

     InterSystems Nebraska also leases approximately 950 square feet of office space in Dallas, Texas for use as a regional sales office at an annual rental of approximately $11,400. This lease expires in December 1996, and is subject to renewal.

     Chemtrusion: Chemtrusion conducts its business in a leased 78,410 square foot facility located in Houston, Texas. The current annual rent is $205,800, and the lease expires in April 1997. The Company estimates that Chemtrusion operated at approximately 86% of the facility's practical capacity during 1995.

     In January 1996, Chemtrusion acquired a 16.4 acre parcel of land in Jeffersonville, Indiana, on which it will construct a $12.7 million plastics compounding plant, which will contain four production lines and will be operated by Chemtrusion for the sole benefit of Mytex Polymers. See "Business-Recent Developments-Chemtrusion."

     The Company believes that its facilities and the facilities of its subsidiaries are adequate for the current and reasonably forseeable future needs.

     ITEM_3:__LEGAL_PROCEEDINGS

     At the present time, the Company is not a party to any lawsuits which are expected to have a material adverse effect on the financial position of the Company.

     ITEM_4:__SUBMISSION_OF_MATTERS_TO_A_VOTE_OF_SECURITY_HOLDERS: None

                                      PART_II

     ITEM_5:__MARKET_FOR_THE_REGISTRANT'S_COMMON_STOCK_AND_RELATED_
              SECURITY_HOLDER_MATTERS

     a. Market_Price_and_Holders. The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices on the respective dates of such quotations.

                                     High          Low
         Fiscal_1994
         First Quarter                $1 1/4       $1
         Second Quarter                2 1/16       1 1/4
         Third Quarter                 1 13/16      1 3/8
         Fourth Quarter                1 5/8        1 1/16

         Fiscal_1995
         First Quarter                 1 3/4        1
         Second Quarter                1 1/2        1
         Third Quarter                 1 5/8        1 1/16
         Fourth Quarter                2 1/8        1 1/4

     The closing price of the Common Stock on March 15, 1996 was $1-7/8. As of March 15, 1996, there were, to the best of the Company's knowledge, approximately 163 holders of record (not beneficial holders) of the Company's Common Stock.

     b. Dividend_Policy The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the forseeable future. Furthermore, InterSystems Nebraska is a party to a credit and security agreement providing for a revolving line of credit up to $1.5 million which prohibits the declaration or payment of cash dividends by Inter-Systems Nebraska. This prohibition has the practical effect or restricting the payment of dividends on the Company's common stock.

ITEM_6:__MANAGEMENT'S_DISCUSSION_AND_ANALYSIS_OF_FINANCIAL_CONDITION_
      AND_RESULTS_OF_OPERATIONS

     Results of Operations

     Year Ended December 31, 1995 compared to December 31, 1994

     Sales increased $1,492,000 (10%) in 1995 to $16,555,000 compared to
     $15,063,000 in 1994. Chemtrusion's sales increased $177,000 (5%) to $3,969,000 in 1995 from $3,792,000 in 1994 due to higher tolling volumes. Essentially all revenue of Chemtrusion is a result of toll processing. InterSystems Nebraska's sales increased $1,315,000 (12%)to $12,586,000. The increase is primarily a result of sales volume at its new Tropical Systems, Inc. ("TSI") facility in Florida ($852,000) and an increase in InterSystems Nebraska industrial sampling sales.

     Gross margin as a percentage of sales was 30% in 1995 as compared to 32% in 1994.

     Selling, general and administrative expense increased $446,000
     (10.2%) in 1995 while remaining constant as a percentage of sales.
     The increase was mainly attributable to added general and administrative expenses associated with TSI. Selling, general and administrative expenses for 1995 also included a charge of $59,000 for due diligence expenses on a potential acquisition.

     Interest expense increased approximately $173,000 in 1995 as compared to 1994. Parent company interest expense increased $23,000 due to loans for working capital. Chemtrusion interest expense rose $83,000 primarily due to financing of its new extruding line placed in service in the first quarter of 1995. InterSystems Nebraska interest expense increased $67,000 primarily due to increased borrowings on term loans and lines of credit.

     In 1994, InterSystems Nebraska provided a $495,000 ($.13 per share) special charge for damage to conveying equipment resulting from an harmonic vibration which developed after installation of two en masse conveyors built for one of its customers. The company has built similar conveyors before and has never encountered such a problem either during product testing or after installation.

     The 1995 results of operations were impacted by a loss of $231,000 from start-up and other costs associated with its new Tropical Systems, Inc. facility in Florida.

     Liquidity and Capital Resources

     Cash used by operating activities in 1995 amounted to $396,000. Proceeds from the note receivable from the sale of the Trading Business was 265,000; $764,000 was provided from proceeds on lines of credit and short and long-term obligations; $438,000 was provided from loans from affiliated companies; and $183,000 was provided from the sale of common stock. Fixed asset purchases amounted to $531,000, advances of $50,000 were made on notes receivable to affiliated companies and long-term debt repayments amounted to $699,000. There was a net decrease in cash of $26,000 for the year ended December 31, 1995.

     The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow, and from collections on the notes receivable from the sale of the Trading Business, and the approximate $2.1 million in proceeds from a private placement in early 1996. The Company from time to time may seek to borrow funds for actual or anticipated funding needs. There can be no assurances that management will be able to obtain such financing.

     Parent_company. On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company reserved the right to sell up to 35 Units, and to sell fractional Units. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak and Tropical Manufacturing Group acquisitions (discussed below) (See note 17 to the consolidated financial statements).

     The Company is proceeding with negotations for the acquisition of Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak") from Helm Resources, Inc. ("Helm"), which currently owns approximately 25% of the Company's outstanding shares of Common
     Stock. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company's arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment. It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock. Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastic producers and distributors.

     At December 31, 1995, the Company had borrowings totalling $438,000 outstanding under a credit facility with an affiliated company. The line of credit provides a maximum borrowing of $450,000, bears interest at 25%, expires December 15, 1996, and is collateralized by the note receivable from the sale of the Trading Business. During 1995 and 1994, the Company incurred interest expense of $73,000 and $8,000, respectively, of which $31,000 remained unpaid at December 31, 1995. The principal portion of these borrowings were repaid in February 1996.

     At December 31, 1995, the Company had unsecured notes payable totalling $100,000 to a company in which an officer of the Company is a stockholder. The notes bear interest at 15% payable monthly and were repaid in February 1996. During 1995, interest expense incurred by the Company was minimal.

     In April 1995, the Company made an offer to issue new warrants to purchase 275,000 shares of common stock at $1.50 per share to those holders of $1.00 warrants for the purchase of 275,000 shares of common stock if they exercised the $1.00 warrant at a reduced price of $.60 per share. The new warrants expire June 30, 2000 and the $1.00 warrants expire April 30, 1996. All holders of the 275,000 warrants accepted the offer and the Company received proceeds of $165,000.

     In April 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The company remained liable under operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at December 31, 1995, have aggregate future minimum rentals of approximately $654,000.

     InterSystems_Nebraska. InterSystems Nebraska ordinarily manufactures products to meet customer specification and, consequently, maintains relatively small amounts of inventory, most of which is required to meet existing contracts. At December 31, 1995, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $1,500,000 based upon a borrowing base and expires June 26, 1996. At December 31, 1995, borrowings of $1,500,000 were outstanding under this agreement, bearing interest at the bank's base rate plus .5% (10% at December 31, 1995). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totalled approximately $4,803,000 at December 31, 1995. In addition, the Company has pledged all outstanding shares of InterSystems Nebraska's common stock as additional collateral. The agreement (1) requires InterSystems Nebraska, among other things, to maintain a certain minimum net worth, working capital and debt to equity ratio,
     (ii) restricts the payment of dividends and (iii) limits the amount expended for capital additions, officers' salaries, management fees and loanssss to affiliates.

     In December 1995, InterSystems Nebraska entered into an additional agreement with the bank for $250,000. The note bears interest at the bank's prime plus .5% and is due on April 30, 1996. The agreement has the same loan covenants and collateral as defined above. In addition, a limited partnership owned by Helm, and certain officers of Helm, have guaranteed the additonal borrowings.

     InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby increasing total square footage under use to 70,000 square feet. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $500,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both of its facilities. This equipment financing is pursuant to a 9.25% term loan agreement which InterSystems Nebraska entered into with a bank in December 1995, the proceeds of which were used for the purchase of computer equipment and software. The agreement has substantially the same loan covenants and collateral as the revolving credit agreement previously described, in addition to requiring the maintenance of minimum debt service ratio. As of December 31, 1995, InterSystems Nebraska had no borrowings outstanding under this agreement.

     Installation of the new equipment is expected to be completed by the end of April 1996. The planned expansion and automation are designed to render the combined facility efficient and state-of-the-art without changing the present workforce, and to increase manfacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers.

     InterSystems Nebraska, through a subsidiary, Tropical Systems,Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"). Tropical is engaged in the business of manufacturing and selling commercial rolling doors and hurricane-resistant doors and shutters in South Florida, Latin American and the Caribbean. To date, InterSystems Nebraska has advanced $1.0 million in working capital to TSI, which included funds borrowed under InterSystems Nebraska's credit line as described above amd from the Company's private placement proceeds. At the present time, the cost of acquiring the assets of Tropical is expected to be approximately $250,000, although transactional expenses and the cost of clearing title may increase this estimate considerably.

     Chemtrusion. At December 31, 1995, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires in September 1996. The agreement bears interest at the bank's base rate plus 2% (10.5% at December 31, 1995) and is collateralized by Chemtrusion's accounts receivable and inventory. At December 31, 1995, Chemtrusion had borrowings outstanding totaling $295,000 under this line and the net book value of collateral totalled approximately $691,000. The agreement requires Chemtrusion, among other things, to maintain a certain minimum net worth and debt to equity ratio. Subsequent to December 31, 1995, Chemtrusion has reduced the borrowings outstanding under this line of credit to $197,500.

     Chemtrusion purchased an additional twin screw extruder in the fourth quarter of 1994 in anticipation of increased tolling activity. The total cost was approximately $950,000. In December 1994, Chemtrusion entered into a capitalized lease financing for its purchase. The five year lease provides for a total of $1,221,000 in monthly installment payments ranging from $18,800 to $26,550 per month, with an option to purchase the equipment at the end of the lease for $95,455.

     On January 26, 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

     Pursuant to the Agreement, Chemtrusion has undertaken to acquire 16.4 acres of land in Jeffersonville, Indiana, and to construct thereon and equip in accordance with agreed upon plans and specifications a plastics compounding plant at a cost currently estimated not to exceed $12.7 million. Chemtrusion and Mytex are working together to obtain construction financing for the plant, and Mytex has agreed to fund the cost of construction on an interim basis until permanent construction financing is in place.

     The expected completion date of the plant is August 31, 1996. Once the plant is completed, Chemtrusion will be paid a monthly management fee for its operation of the plant which will cover most operating expenses of the plant and construction financing debt service. Management currently expects the project to provide significant annual net profits to Chemtrusion.

     Impact of Inflation

     Inflation has not had a significant impact on the Company's operations. Since the Company has no long term fixed price contracts, the Company believes it should be able to pass through to its customers most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation.

     Seasonality

     A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (32% of annual revenues in 1995 was recorded). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency.

     The acquisition of Tropical is expected to complement the present product demand of InterSystems Nebraska, which usually peaks in the summer months and drops in the winter months, whereas Tropical experiences high product demand year round, especially during hurricane season.

     New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair market method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No.
     25. However, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

     ITEM_7:__FINANCIAL_STATEMENTS
     The financial statements filed as part of this report include:

                                                             Page
              Report of Independent Certified Public
              Accountants.....................................F-2

              Consolidated Balance Sheet as of
              December 3l, l995...............................F-3

              Consolidated Statements of
              Loss for the Years Ended
              December 3l, 1995 and 1994......................F-4

              Consolidated Statements of
              Shareholders' Equity
              for the Years Ended December
              31, 1995 and 1994...............................F-5

              Consolidated Statements of
              Cash Flows for the Years Ended
              December 3l, 1995 and 1994......................F-6

              Notes to Consolidated Financial
              Statements......................................F-7 to F-24


ITEM_8:__CHANGES_IN_AND_DISAGREEMENTS_WITH_ACCOUNTANTS_ON_ACCOUNTING_
     AND_FINANCIAL_DISCLOSURE  None.

                                      PART_III

     ITEM_9:__DIRECTORS,_EXECUTIVE_OFFICERS,_PROMOTERS_AND_CONTROL_
     PERSONS;_COMPLIANCE_WITH_SECTION_16(a)_OF_THE_EXCHANGE_ACT

         The Directors and the Executive Officers of the Company are set forth below. In 1988, the Company adopted a classified Board of Directors. At each annual meeting, the successors to the class of directors whose term expires at that meeting are elected to serve a three-year term and until their successors are elected and qualified. Directors_

     Name, Principal Occupation              Director      Term as
     Over Past Five Years And                 of the       Director
     Other_Directorships_of_Director   Age Company_Since   Expires_in

     David S. Lawi.....................60      1984           1996

         Mr. Lawi has been Secretary of the Company since March 1984. He was elected Chairman of the Executive Committee in October 1986. He has been Secretary and a Director of Helm Resources, Inc., a public company which initiates, develops, acquires and oversees the management of various business enterprises and which is the holder of aproximately 25% of the Company's outstanding common stock, since 1980, and served as Executive Vice President of Helm from 1980 until 1992. Since l982 he has been a Director of Seitel, Inc. ("Seitel") and has been Chairman of Seitel's Executive Committee since 1989. Seitel is a publicly-held company engaged in acquiring and marketing seismic information to the oil and gas industry. Since 1989, Mr. Lawi has been a director of PLB Management Corp. ("PLB Managment"), the general partner of The Mezzanine Financial Fund, L.P., a privately held limited partnership engaged in extending senior and subordinated credit primarily to borrowers with annual sales of $5,000,000 to $20,000,000 (the "Fund"). Since 1993, he has been a
     Director of Professionals' Financial Services, Inc., a privately held company engaged in providing asset-based lending and factoring services ("Professionals"). In 1993 he became Secretary and Treasurer of Unapix Entertainment, Inc. ("Unapix"), which is engaged in marketing and distributing films and television products. Mr. Lawi is also a Director and Secretary of Cliff Engle Ltd., which receives limited royalty revenue from an NFL license it holds ("Cliff Engle"). Helm holds an equity position in Professionals, Unapix and Cliff Engle, and a limited partnership interest in the Fund.

     Walter M. Craig, Jr..............  41     1993           1996

         Mr. Craig joined Helm in March 1984 as Vice President and General Counsel. In July, 1991, he was appointed Senior Vice President--Business and Legal Affairs, in July 1992 he was appointed Executive Vice President and Chief Operating Officer of Helm and in 1993 he was appointed a Director of Helm. In 1991, he became President of Cliff Engle and in 1993 he became President and a Director of PLB Management and President of the Fund. Since 1993, he has been a Director and President of Professionals. He has been a Director of Seitel since 1987 and a Director of Unapix since 1993.

     Leonard E. Friedman............... 58     1995           1996

         Mr. Friedman was first elected to the Board of Directors in December 1995. He presently is Chairman and President of LEFMARK, Inc., a leading Houston-based real estate holding and management company in which capacity he has served since 1989. Previously, he was the founding partner and Chairman of the Board of The Corum Company, which acquired and developed premier shopping centers in the Houston area. Mr. Friedman also serves on the Boards of Directors of Texas Commerce Bank in River Oaks, Texas, and Revac, Inc., a real estate information marketing company based in Houston.

                              --------------------

     William Lurie..................... 65     1995           1997

         Mr. Lurie was first elected to the Board of Directors in November 1995 and became Chairman of the Acquisition Committee. Mr. Lurie is presently serving as President and a Director of Prevention & Early Resolution of Conflicts, Inc., a consulting firm. Prior thereto, he spent almost 20 years with General Electric Company and ten years with International Paper Company in increasingly important management positions, including General Counsel, and thereafter served as President of The Business Roundtable for ten years. He also serves as a Director of Mineral Technologies, Inc., Seitel and Co-Counsel, Inc..

     Daniel T. Murphy ................. 57     1986           1997

         Mr. Murphy joined the Company in May 1984 as Vice
     President-Finance and Operations and has been Executive Vice
     President of Operations and Chief Financial Officer of the Company since July 1985. Mr. Murphy joined Helm in May 1984 as Vice
     President and Chief Financial Officer. Since 1989, he has served as a Director and Chief Financial Officer of PLB Management.

     Herbert M. Pearlman .............. 63     l984           1998

         Mr. Pearlman has been Chairman of the Company's Board of Directors since March l984. He has served as President, Chief Executive Officer and a Director of Helm since 1980. Since June 1984 he has been Chairman of the Board of Helm. Mr. Pearlman is Chairman of the Board of Directors of Seitel and Unapix. In 1994, Mr. Pearlman became Chairman of the Board of ABC Dispensing Technologies, Inc., a public company which is engaged in the business of designing and manufacturing equipment which dispenses liquids, solids, gases, pastes and gels. He has also served as Chairman of the Board of Directors of PLB Management since 1989 and of Professionals' since 1993. Mr. Pearlman is also a Director of Cliff Engle.

     Fred S. Zeidman................... 49     1993           1998

         Mr. Zeidman was appointed President, Chief Executive Officer and a Director of the Company in July 1993. He also serves as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins.

     Previously, Mr. Zeidman served as Chairman of Unibar Energy
     Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditionaing and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financings.

     John E. Stieglitz ................62      1991           1998

         Since l976, Mr. Stieglitz has been president of Conspectus, Inc., a privately held company engaged in providing consulting services in the area of executive recruiting. Mr. Stieglitz has been a Director of Helm since 1986 and a Director of Seitel since 1989.

     Compensation_of_Directors

         Non-employee directors generally receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year. In exchange for his agreement to serve as Chairman of the Acquisition Committee (see "Recent Developments"), the Company has agreed to pay Mr. Lurie an additional $6,000 in cash and $6,000 in stock, and to issue to him five year options to purchase 20,000 shares of common stock at $1 5/8. In addition, the Company has agreed to issue to each Mr. Friedman and Mr. Stieglitz five year options to purchase 10,000 shares of common stock at $1 5/8. Expenses reasonably incurred in the furtherance of the directors' duties are reimbursed by the Company.

     Compliance_with_Section_16(a)_of_the_Exchange_Act

         Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended, during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except that a report on Form 4 for Helm Resources, Inc. reporting a private sale of 60,000 shares of common stock was filed late, and Mr. Friedman's intial report on Form 3 was filed six days late.

     ITEM_10.__EXECUTIVE_COMPENSATION

         Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Company's
     Chief Executive Officer during 1995. With the exception of Mr. Pearlman, no executive officers of the Company earned over $100,000 for the fiscal year ended December 31, 1995.


                        SUMMARY_COMPENSATION_TABLE

     Name and                          Annual_Compensation__    All
     Principal                                                  Other
     Position               Year       Salary       Bonus       Compensation

     Fred S. Zeidman,       1995       $ 50,000     $  -             -
     President and          1994         50,000        -             -
     CEO (1)                1993         18,138        -             -

     Herbert Pearlman,      1995        100,000        -             -
     Chairman               1994        100,000        -             -
                            1993        100,000        -             -
     ____________


     (1) Mr. Zeidman joined the Company in July 1993. See "Employment Arrangements--Zeidman Agreement" below.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                         YEAR-END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year-end values of in the money options for the Chief Executive Officer.

                                                            Value of
                                           Number of        Unexercised
                   Shares                  Unexercised      In-the-money
                   Acquired                Options at       Options at
                   on                      Fiscal year-end  fiscal year end
                   Exercise    Value       Exercisable/     Exercisable/
         Name      __(#)___  Realized_($)  Unexercisable    Unexercisable
     Fred S.
     Zeidman          -          -         300,000/100,000  $18,750/$6,250

     Herbert M.
     Pearlman         -          -          62,500/ -          -  /   -



                                EMPLOYMENT_ARRANGEMENTS

         The specific material terms of the agreements for the current executive officers of the Company are set forth below.

     Zeidman_Agreement

         Mr. Zeidman and the Company have entered into a three-year employment agreement pursuant to which Mr. Zeidman will serve as President and Chief Executive Officer of the Company. Pursuant to the employment agreement, Mr. Zeidman will receive a base salary of $150,000 per year and a bonus beginning in 1994 of 2% of the first $1 million in net income of the Company, 3% of the second $1 million of net income and 4% of all net income in excess of $2 million, not to exceed 150% of salary. Mr. Zeidman has also received options to purchase 200,000 shares of Common Stock at $2.00 per share and options to purchase 200,000 shares of Common Stock at $3.00 per share. Options to purchase 200,000 shares (100,000 at $2.00/share and 100,000 at $3.00/share) vest on the first anniversary of the grant date and options to purchase 100,000 shares (50,000 at $2.00/share and 50,000 at $3.00/share) vest on each of the second and third anniversaries of the grant date.

         Mr. Zeidman also serves as President and Chief Executive Officer of Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary of Helm Resources, Inc. Mr. Zeidman allocates his time between the Company and Interpak, and Interpak contributes a portion of the Company's contracted salary directly to Mr. Zeidman in compensation of his services based upon the relative amount of time spent at each company, thereby reducing the amount of salary payable by the Company. During both 1995 and 1994, Mr. Zeidman spent approximately 33% of his time on the business of the Company and received approximately $100,000 in compensation from Interpak for his services to that corporation in 1995 and 1994, and $66,700 in 1993, respectively. He also received a $10,000 bonus from Interpak in 1995 and 1994.

         The Company's agreement with Mr. Zeidman also provides that the Board of Directors will continue to cause Mr. Zeidman to be elected as a member of the Board of Directors of the Company and a member of the Board of Directors of Interpak Terminals, Inc., until the earlier of such time as his ownership in the common stock of the Company is under 100,000 shares, or his death or voluntary resignation. In addition, he has received from Helm Resources, Inc. a five year option to purchase 16,667 shares of common stock of Helm at $1.50 per share, which vests over a three year period, and the right to receive from Interpak Terminals, Inc. an option to purchase such number of shares of each class of capital stock of Interpak Terminals, Inc. and any securities convertible or exchangeable into or carrying the right to purchase such class of capital stock as will equal two percent of such class on a fully diluted basis if a public offering of Interpak Terminals securities is consummated before June 2003. The option price would be equal to the public offering price, less applicable underwiting discounts and commissions.

     Pearlman Agreement

         Mr. Pearlman is a party to an employment agreement which provides for his employment as Chairman of the Company for a term ending December 31, 1997, and renewable thereafter at the Company's option on a year to year basis. The agreement, as amended, provides for a base salary of approximately $240,000, which has been voluntarily reduced to $100,000. In addition, Mr. Pearlman is entitled to an annual bonus equal to 5% of the Company's consolidated pre-tax profits, less the amount paid to Mr. Pearlman by Helm for the Company's consolidated earnings for the year, which are reflected in Helm's financial statements as a result of Helm's ownership in the Company.

         Upon a change in Helm's control of the Board, the agreement provides that each officer may terminate his employment under the agreement upon 18 months notice and receive, upon conclusion of that period, after diligently carrying out his duties, a lump sum severance payment equal to 18 months salary. The agreement provides that upon the expiration of the term, if the officer's employment is not continued, he will be entitled to a severance payment of two years' salary continuation (unless employment is secured elsewhere).

         If employment continuation is offered but declined by the officer, the officer must act as a consultant for two years at 50% of his latest salary, during which time he may not provide services for any competitors.

         In July 1995, the Company granted to Mr. Pearlman 100,000 common stock purchase warrants, which have an exercise price of $1.50 per share, vest 33% per year beginning with the year of grant and expire on July 31, 2000. The warrants were granted in lieu of cash compensation owing to Mr. Pearlman under his employment agreements, which had been voluntarily waived for several years prior to 1995.

     David_S._Lawi

         Mr. Lawi's contract contains essentially the same provisions as Mr. Pearlman's agreement, except that it provides for a current base salary of $130,000, which has been voluntarily reduced to $50,000, and a bonus of 2.5% of the Company's consolidated pre-tax profits for each fiscal year, less the amount paid to Mr. Lawi by Helm for the Company's consolidated earnings for the year which are reflected in Helm's financial statements as a result of Helm's ownership in the Company.

         In July 1995, the Company granted to Mr. Lawi 50,000 common stock purchase warrants, which have an exercise price of $1.50 per share, vest 33% per year beginning with the year of grant and expire on July 31, 2000. The warrants were granted in lieu of cash compensation owing to Mr. Lawi under his employment agreement, which had been voluntarily waived for several years prior to 1995.

     Daniel_T._Murphy

         Mr. Murphy's contract contains essentially the same provisions as Mr. Pearlman's agreement, except that it provides for a current base salary of $90,000, and a bonus at the discretion of the Board of Directors. Effective November 1, 1995, Mr. Murphy agreed to accept $56,000 from the Company, with the balance to be paid by affiliates of the Company for whom he renders services.

     ITEM_11.__SECURITY_OWNERSHIP_OF_CERTAIN_BENEFICIAL_OWNERS_AND_
               MANAGEMENT

         Set forth below is certain information as of March 25, 1996 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                                  Amount and Nature
                                  of Beneficial            Percent of
     Name                         Ownership_(1)(2)_        Class_(2)_
     Beneficial Holders
     Helm Resources, Inc.........   1,537,583(3)             24.5%
     537 Steamboat Road
     Greenwich, CT  06830

     John V. Winfield                 576,000(4)              8.9%
     2121 Avenue of the Stars
     Los Angeles, CA  90067

     Officers and Directors
     Herbert M. Pearlman ........     557,940(5)              8.4%
     537 Steamboat Road
     Greenwich, CT  06830

     Fred S. Zeidman ............     545,000(6)              8.3%
     8790 Wallisville Road
     Houston, Texas  77029

     David S. Lawi ..............     391,101(7)              6.0%
     537 Steamboat Road
     Greenwich, CT  06830

     Leonard Friedman............     173,100(8)              2.8%
     Daniel T. Murphy ...........      24,531(9)               *
     Walter M. Craig, Jr.........      24,353(10)              *
     John E. Stieglitz...........      11,923(11)              *
     William Lurie...............         -

     All executive officers
     and directors
     as_a_group_(8_persons) ....    1,727,948(12)             23.5%
     * Less than 1%


     (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

     (2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

     (3) Includes shares that are issuable within 60 days upon exercise of Common Stock Purchase Warrants expiring December 31, 1999 at $3.50 per share which were issued as a dividend to the holders of common stock in October 1991 (the "Dividend Warrants") (6,035) and upon conversion of 10% Convertible Subordinated Debentures due 2001 at $1.83 per share (the "10% Debentures") (16,393).

     (4) Included 192,000 shares held by InterGroup Corporation, 2121 Avenue of the Stars, Los Angeles, CA 90067, with respect to which Mr. Winfield is Chairman of the Board. Also includes 192,000 shares that are issuable on and after July 15, 1996 upon exercise a like amount of Common Stock Purchase Warrants expiring January 15, 2000 at $1.80 per share, 96,000 of which are held by Mr. Winfield directly and 96,000 of which are held by InterGroup Corporation.

     (5) Includes shares that are issuable within 60 days upon exercise of stock options (62,500), Dividend Warrants (77,551), Common Stock Purchase Warrants expiring June 30, 2000 at $1.50 per share (the "Warrants")(45,000), Common Stock Purchase Warrants expiring July 31, 2002 at $1.125 per share issued in lieu of compensation (the "Employment Warrants")(33,333), conversion of Series A 10% Convertible Subordinated Debentures due June 30, 2001 at $1.35 per share (the "Series A 10% Debentures") (148,148), and conversion of 8% Convertible Debentures due January 31, 2004 at $1.43 per share (the "8% Debentures") (13,356). Does not include shares held by Mr. Pearlman's wife and children as to which he disclaims beneficial ownership.

     (6) Includes shares that are issuable within 60 days upon exercise of stock options (300,000) and Warrants (15,000).

     (7) Includes shares that are issuable within 60 days upon exercise of stock options (39,062), Dividend Warrants (73,875), Employment Warrants (16,667), Series A 10% Debentures (148,148) and 8% Debentures (17,483). Does not include shares held by Mr. Lawi's wife and children as to which he disclaims beneficial ownership.

     (8) Includes 57,700 shares that are issuable within 60 days upon exercise of Warrants.

     (9) Includes shares that are issuable within 60 days upon exercise of stock options (9,375) and Dividend Warrants (2,000) and conversion of 10% Debentures (5,464) and 8% Debentures (7,692).

     (10) Includes shares that are issuable within 60 days upon exercise of stock options (8,594) and Dividend Warrants (2,500) and conversion of Series A 10% Debentures (9,259).

     (11) Includes shares that are issuable within 60 days upon exercise of Warrants (5,000) and conversion of 8% Debentures (1,923).

     (12) Includes shares that are issuable within 60 days upon exercise of stock options (419,531), Dividend Warrants (155,926), Warrants (122,700) and Employment Warrants (50,000), and conversion of Series A 10% Debentures (305,555), 10% Debentures (5,464) and 8% Debentures (40,454).

     ITEM_12.__CERTAIN_RELATIONSHIPS_AND_RELATED_PARTY_TRANSACTIONS

         During 1995, management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company and the Company paid Helm $5,153 during, and accrued an additional $47,767 at December 31, 1995 for such services.

         In the fall of 1994, the Company obtained a line of credit in the maximum amount of $250,000 from the Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership in which Helm holds a 9% limited partnership interest, which line was increased to $450,000 during 1995. The loan bears interest at 15% per annum plus a 10% enhancement fee thereafter, which fee is payable in common stock of the Company, entitles the Fund to receive 2,000 common stock purchase warrants for each month that the loan is outstanding and is secured by a note receivable from the sale of the Trading Business. The loan matured on December 31, 1995 and was paid in full in March 1996 using proceeds from the December 1995 private placement. At December 31, 1995, $437,500 remained outstanding under the line. Messrs. Pearlman, Lawi and Craig are limited partners of, and Mr. Craig is President of, the Fund.

         In January, 1995, Professionals' Financial Services, Inc. ("PFS"), an affiliate of Helm Resources, Inc. which is controlled by Messrs. Herbert Pearlman, David Lawi and Walter M. Craig, Jr. made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which is a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc.("TSI"), a subsidiary of InterSystems Nebraska. See Item 1. Business--InterSystems, Inc.--Recent Developments on page
     4. Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and PFS entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI. At December 31, 1995, $203,804.39 was outstanding under the TMG line of credit and $193,610.21 was outstanding under the TSI line of credit.

         In December 1995, a corporation controlled by Mr. Fred Zeidman made a $100,000 unsecured loan to the Company. The rate of interest on this loan was 15%, payable monthly, and the loan was repaid in full in February 1996 using proceeds from the private placement.

     Acquisition_of_InterSystems_Nebraska
         In connection with the August 1993 purchase from Helm of all of the outstanding capital stock of InterSystems Nebraska, described in "Item 1. Introduction and Business Development" above, additional consideration is payable to Helm in the form of an earnout and a royalty.

     Performance Earnout. Helm is entitled to receive a performance earnout payable in the event that InterSystems Nebraska's average earnings before federal income taxes, related party management fees and non-recurring or extraordinary expense ("EBTME") in 1992 through 1995 inclusive, exceeds $550,000. If during this period, the average EBTME of InterSystems Nebraska exceeds $550,000, the Company is required to pay to Helm an amount equal to six (6) times such excess (the "Earnout Payments"). Earnout Payments are required to be made commencing March 1994 (for any Earnout Payment payable under the formula for 1992 and 1993), and each successive year thereafter, as necessary, until March 1996. The March 1994 Earnout Payment covers average EBTME for 1992 and 1993. The March 1995 Earnout Payment covers average EBTME for 1992 through and including 1994. The March 1996 Earnout Payment covers average EBTME for 1992 through and including 1995. In the event of a reduction of average EBTME for any period from the average EBTME for previous periods, no refund of Earnout Payments will be made. However, the Payments due in March 1995 and 1996 will reflect a credit of the payments previously made toward the total earnout payment owed. Earnout Payments may be made, at the Company's option, by delivering cash, shares of common stock (valued at the average closing sale price on the American Stock Exchange for the 60 days preceding delivery), by delivering to Helm shares of the Company's common stock having an aggregate value of such Earnout Payment or other agreed upon consideration or by the retirement of indebtedness of Helm to the Company. InterSystems Nebraska's EBTME for the years 1995, 1994, 1993 and 1992 was $567,000, $507,000, $666,000 and $420,000, respectively. No Earnout Payment was due for March 1994, March 1995 or March 1996.

     Royalty Arrangements. In addition to the base purchase price and the earnout payments, Helm also is entitled to receive royalties on three classes of InterSystems Nebraska products that were developed with the assistance of Helm, and that have not yet had a material impact on InterSystems Nebraska's sales to date. These three products are: a sampler used to sample, among other things, wood chips and coal; a higher capacity sampler used to sample, among other things, wood pulp, cement and coal; and a radius bottom conveyor. With respect to each of these three products, Helm will receive a royalty of 5% of all net sales of such products exceeding certain established thresholds (which thresholds approximated the highest annual net sales for each of the products during the last three years), payable on an annual basis for the 15-year period following the closing (the "Royalties"). In no case can the annual Royalties paid to Helm in any year with respect any of the products licensed exceed 10% of the annual gross profit of such product, calculated in accordance with the accounting procedures and practices currently employed by InterSystems Nebraska. Royalties to Helm on account of 1995 sales were approximately $7,000, which remained unpaid at December 31, 1995, as compared to $5,000 in 1994.

     13._Exhibits,_List_and_Reports_on_Form_8-K
     (a)  List of Exhibits
     Number              Description                            Location
     3.1       Certificate of Incorporation and
               Amendments thereto                                i

     3.2       By-Laws, as amended                               i

     3.3       Certificate of Amendment to
               Certificate of Incorporation
               dated 9/28/85                                     ii

     3.4       Certificate of Amendment to
               Certificate of Incorporation
               dated March 9, 1993, and filed
               April 28, 1993                                    vi

     3.5       Certificate of Amendment to
               Certificate of Incorporation
               dated December 17, 1993, and filed
               January 10, 1994                                  vii

     4.1       Form of 10% Convertible Debenture
               due June 30, 2001 issued in the
               1991 Private Placement                            iv

     4.2       Form of Common Stock Purchase Warrant
               expiring December 31, 1999                        iv

     4.3       Form of 8% Convertible Debenture
               due 2003 issued in connection with the
               acquisition of InterSystems Nebraska              vii

     4.4       Form of Common Stock Purchase Warrant
               expiring June 30, 2000                            ix

     4.5       Form of Common Stock Purchase Warrant
               expiring July 30, 2000 issued in lieu of      Filed Herewith
               compensation

     4.6       Form of Common Stock Purchase Warrant         Filed Herewith
               expiring January 15, 2000 issued in
               December 1995 Private Placement

     10.1      The Company's 1986 Employee
               Stock Option Plan                                 i

     10.2      Form of Promissory Note issued by Company
               to Helm Resources, Inc.                           iii

     10.3      Employment and Deferred Compensation
               Agreement between Company
               and Herbert M. Pearlman                           ii


     10.4      Employment and Deferred Compensation
               Agreement between Company
               and David S. Lawi                                 ii
     10.5      Employment and Deferred Compensation
               Agreement between Company
               and Daniel T. Murphy                              ii
     10.6      Amendment to Employment Agreement between
               Company and Herbert M. Pearlman                   x
     10.7      Amendment to Employment Agreement between
               Company and David S. Lawi                         x
     10.8      Amendment to Employment Agreement between
               Company and Daniel T. Murphy                      x
     10.9      Asset Purchase Agreement dated November
               16, 1992 between the Company and certain
               of its subsidiaries and Bamberger
               Acquisition Corp., as amended.                    v
     10.10     Stock Purchase Agreement dated as of the
               30th day of November, 1992 between the
               Company, Helm Resources, Inc., and certain
               subsidiaries of Helm Resources, Inc.,
               as amended.                                       v
     10.11     Subordination Agreement dated as of April 28,     vi
               1993 between Congress Financial Corporation
               and BPI Liquidation Corp., a subsidiary
     10.12     Stock Pledge Agreement dated April 28, 1993       vi
               in favor of Bamberger Polymers, Inc., a New
               York corporation and a subsidiary
     10.13     Non-competition Agreement dated as of April 28,   vi
               1993 between the Company and its subsidiaries
               and Bamberger Acquisition Corp.
     10.14     Toll Compounding Contract dated April 1,          x
               1994 between Chemtrusion, Inc. and Himont
               U.S.A., Inc.
     10.15     Employment Agreement dated as of July 26, 1993    viii
               between the Company and Fred Zeidman
     10.16     Investment Agreement dated as of June 24, 1993    viii
               between the Company and Fred Zeidman
     10.17     Definitive Agreement for Compounding Services     Filed
               between Chemtrusion, Inc. and Mytex Polymers      Herewith
     22.1      Subsidiaries                                      Filed
                                                                 Herewith
     23.1      Consent of BDO Seidman, LLP to incorporation by   Filed
               reference of their opinion into filed             Herewith
               registration statements

     _______________
     i: Filed as an exhibit to the Company's Registration Statement (No. 33-10108) on Form S-1 and incorporated herein by reference

     ii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

     iii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     iv: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     v: Filed as an exhibit to the Company's Proxy Statement and Notice of Special Meeting dated February 16, 1993 and incorporated herein by reference.

     vi: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

     vii: Filed as an exhibit to the Company's Registration Statement (No. 33-71582) on Form S-1 and incorporated herein by reference.

     viii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     ix: Filed as an exhibit to the Company's Registration Statement (No. 333-00003) on Form S-3 and incorporated herein by reference.

     x: Filed as an exhibit to Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

     (b)       Reports on Form 8-K:

     The Company filed a Report of Form 8-K dated December 11, 1995 which reported, in Item 5, recent developments of the Company and its subsidiaries.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly
     authorized on this   th day of March, 1996.

                                       INTERSYSTEMS, INC.


                                       By:/s/_Fred_S._Zeidman_____
                                          Fred S. Zeidman
                                          President,
                                          Chief Executive Officer

                                       By:/s/_Daniel_T._Murphy____
                                          Daniel T. Murphy
                                          Executive Vice President
                                          Chief Financial Officer

                                       By:/s/_Wm._Chris_Mathers___
                                          Wm. Chris Mathers
                                          Chief Accounting Officer and
                                          Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/_Herbert_M._Pearlman  Chairman of the Board        March   , 1996
     Herbert M. Pearlman

     /s/_Fred_S._Zeidman__     Director, President and     March   , 1996
     Fred S. Zeidman           Chief Executive Officer

     /s/_Daniel_T._Murphy_     Executive Vice President    March   , 1996
     Daniel T. Murphy          Chief Financial
                               Officer

     /s/_David_S._Lawi____     Director, Secretary         March   , 1996
     David S. Lawi

     /s/_Walter_M._Craig,_Jr.  Director                    March   , 1996
     Walter M. Craig, Jr.

     /s/_John_E._Stieglitz     Director                    March   , 1996
     John Stieglitz

     /s/_William_Lurie         Director                    March   , 1996
     William Lurie

     _______________________   Director                    March   , 1996
     Leonard Friedman

                INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
InterSystems, Inc. Consolidated Financial Statements:

     Report of Independent Certified Public Accountants ..........   F-2
     Consolidated Balance Sheet as of December 31, 1995 ..........   F-3
     Consolidated Statements of Loss for the Years Ended
       December 31, 1995 and 1994  ...............................   F-4
     Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1995 and 1994  ...................   F-5
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995 and 1994  ...............................   F-6
     Notes to Consolidated Financial Statements ..................F-7 - F-24


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------


To the Shareholders of
 InterSystems, Inc.



We have audited the accompanying consolidated balance sheet of InterSystems, Inc. as of December 31, 1995, and the related consolidated statements of loss, shareholders' equity, and cash flows for the each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 1995, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                                                         BDO Seidman, LLP


Houston, Texas
February 27, 1996

                       INTERSYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEET
                       December 31, 1995
                (In thousands, except par value)

                                  Assets                              1995
Current Assets:
 Cash   ...........................................................  $     6
 Trade receivables, less allowances of $20 (Notes 4, 5 and 8(b))...    2,568
 Due from affiliate (Note 8(a))  ..................................       90
 Inventories (Notes 2, 4 and 5)  ..................................    2,140
 Notes receivable - Sale of Trading Business (Notes 8(d) and 12)...      265
 Note receivable (Note 16(a)) .....................................       50
 Prepaid expenses and other  ......................................      201
                                                                     -------
   Total Current Assets   .........................................    5,320
Property, Equipment and Leasehold Improvements, Net
 (Notes 3, 4 and 5)   .............................................    5,388
Notes Receivable - Sale of Trading Business,
 Less Current Portion (Notes 8(d) and 12)   .......................      254
Other Assets ......................................................      365
                                                                     -------
                                                                     $11,327
                                                                     =======
               Liabilities and Shareholders' Equity
Current Liabilities:
 Demand notes payable (Note 4)  ...................................  $ 2,045
    Notes payable, affiliated companies (Note 8(d))  ..............      538
 Current portion of long-term debt (Note 5) .......................      591
 Accounts payable .................................................    1,819
 Accrued expenses (Note 8(d)) .....................................      765
 Due to affiliate (Note 8(c)) .....................................      189
                                                                     -------
   Total Current Liabilities  .....................................    5,947
Long-term Debt, Less Current Maturities (Note 5) ..................    1,873
Subordinated Debentures (Note 7)  .................................    2,802
                                                                     -------
   Total Liabilities   ............................................   10,622
                                                                     -------
Commitments and Contingencies (Notes 8(b), 10, 16 and 17)

Shareholders' Equity (Note 9):
 Preferred stock, $.01 par value, 5,000 shares authorized;
   -0- shares issued and outstanding .............................         -
 Common stock, $.01 par value, 20,000 shares authorized;
   4,479 shares issued and outstanding  ..........................        45
 Additional paid-in capital  .....................................     3,045
 Deficit  ........................................................    (2,285)
 Note receivable for sale of stock  ..............................      (100)
                                                                      ------
   Total Shareholders' Equity ....................................       705
                                                                      ------
                                                                     $11,327
                                                                     =======

         see accompanying notes to consolidated financial statements
                             F-3

                       INTERSYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF LOSS
         For the Years ended December 31, 1995 and 1994
             (In thousands, except per share data)

                                                           1995      1994
                                                           ----      ----
Net sales (Note 14) .................................   $16,555    $15,063

Cost of sales  ......................................    11,573     10,298
                                                        -------    -------
   Gross profit .....................................     4,982      4,765

Selling, general and administrative expenses ........     4,827      4,381
Management  fees  to  affiliate  (Note  8(c)) .......        36         36
Interest income  ....................................       (67)       (78)
Interest expense (Note 8(d))  .......................       836        663
Loss on disposal of equipment .......................        45          -
Non-recurring charge (Note 11)  .....................         -        495
                                                         ------    -------
   Net loss    ...................................... $    (695)    $ (732)

   Net loss per share   ............................. $    (.16)    $ (.19)

Average  number  of common shares outstanding .......     4,316      3,899
                                                        =======    =======



















           see accompanying notes to consolidated financial statements
                                F-4

                                INTERSYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For The Years Ended December 31, 1995 and 1994
                       (In thousands, except share data)

                                                                           Note
                                                    Additional          Receivable       Total
                                    Common Stock      Paid-In            For Sale    Shareholders
                                   Shares   Amount    Capital   Deficit  of Stock        Equity
                                 ------    -------   -------  ---------   ------------
Balance at December 31, 1993     3,596,088   $  36  $   1,748    $(858)  $   (100)   $     826

Conversion of 10% subordinated
   debentures (Note 7(a))          148,148       1        190       -           -          191

Conversion of 8% subordinated
debentures (Note 7(b))             274,865       3        404       -           -          407

Redemption value of 275 shares
of common stock (Note 9(d))            -         -        275       -           -          275

Net loss                               -         -         -     (732)          -         (732)
                                 ---------  ------      -----  ------        ----         ----
Balance at December 31, 1994     4,019,101      40      2,617  (1,590)       (100)         967

Conversion of 10% subordinated
 debentures (Note 7(a))             18,939       -         23       -           -           23

Conversion of 8% subordinated
 debentures (Note 7(b))            154,178       2        225       -           -          227

Shares issued with exercise
  of warrants (Note 9(d))          275,000       3        162       -           -          165

Shares sold to employees            12,000       -         18       -           -           18

Net loss                                 -       -          -    (695)          -         (695)
                                 ---------  ------     ------  ------        ----         ----
Balance at December 31, 1995    $4,479,218 $    45   $  3,045 $(2,285)     $ (100)       $ 705
                                ========== =======   ======== =======      ======        =====






           see accompanying notes to consolidated financial statements
                               F-5

                               INTERSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1995 and 1994
                                (In thousands)
                                   (Note 13)

                                                           1995    1994
                                                           ----    ----
Cash flows from operating activities:
 Net loss    ......................................     $(695)   $ (732)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization ................       778       757
     Loss on disposal of equipment ................        45         -
     Loss on sale of property and equipment........         -         9
     Provision  for  losses on accounts  receivable        27         3
     Changes in assets and liabilities:
       Decrease (increase) in:
         Trade receivables  .......................      (464)     (544)
         Inventories  .............................      (579)     (126)
         Due from affiliate  ......................       (90)        -
       Increase (decrease) in:
         Accounts payable and accrued expenses ....       789        40
         Due to affiliate   .......................         -        17
      Other changes - net   .......................      (207)      (90)
                                                       ------     -----
             Total adjustments  ...................       299        66
                                                       ------     -----
             Net cash used in operating activities.      (396)     (666)
                                                       ------     -----
Cash flows from investing activities:
 Proceeds from sale of fixed assets ...............         -         7
 Purchases of fixed assets ........................      (531)     (462)
 Payments on notes receivable - sale of Trading Business  265       265
 Advances on note receivable  .....................       (50)        -
                                                        -----    ------
           Net cash used in investing activities         (316)     (190)
                                                        -----    ------
Cash flows from financing activities:
 Net proceeds on lines of credit and
   other short-term borrowings ....................       413       833
 Net  proceeds  on line of credit, affiliated  company    338       100
 Proceeds  from  notes payable, affiliated  company       100         -
 Payments  under various long-term debt obligations      (699)     (511)
 Proceeds from long-term debt obligations  ........       351       497
 Net repayments to Helm and affiliates ............         -      (190)
 Proceeds from sale of common stock  ..............       183         -
                                                        -----     -----
           Net cash provided by financing activities      686       729
                                                        -----     -----
Net decrease in cash   ............................       (26)     (127)
Cash, beginning of year ...........................        32       159
                                                        -----     -----
Cash, end of year   ...............................   $     6    $   32
                                                        =====     =====

          see accompanying notes to consolidated financial statements

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

   The consolidated financial statements include the accounts of InterSystems, Inc., a Delaware corporation and Subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.
   The Company, through its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), a Texas corporation, specializes in the custom-compounding of thermoplastic resins for the petrochemical industry in Houston, Texas. Compounding entails combining a resin with various additives to enhance and customize the thermoplastic resins for a particular end use. The Company, through its wholly-owned subsidiary, InterSystems, Inc. a Nebraska corporation ("InterSystems Nebraska"), located in Omaha, Nebraska is engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries.

  On October 6, 1995, InterSystems Nebraska formed a wholly-owned subsidiary,
Tropical  Systems,  Inc.  (Tropical).   InterSystems Nebraska,  through
Tropical, markets rolling doors and hurricane shutters, primarily to the construction, distribution and retail industries in South Florida, Latin America and the Caribbean (see Note 16).

   On August 31, 1993, the Company acquired all the outstanding capital stock of InterSystems Nebraska from Helm Resources, Inc. ("Helm"), an affiliated company. The acquisition was accounted for in a manner similar to a pooling-of-interest.

Financial Instruments and Credit Risk Concentration

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms and their dispersion across geographic areas, see Note 14 for major customer.

Inventories

   Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements are stated at cost. The Company provides for depreciation and amortization on certain equipment by
utilizing the units of  production  method based   upon  the  number  of
hours the compounding equipment operates. Depreciation and amortization on other equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is less. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.

Income Taxes

   Deferred income taxes result from the temporary differences between the financial statement and tax basis of assets and liabilities (see
Note 6).  The Company adjusts the deferred  tax asset  valuation  allowance
based  on  judgments  as  to  future realization   of   the   deferred  tax
benefits   supported   by demonstrated trends in the Company's operating
results.

Revenue Recognition

   Sales are recorded in the periods that products are shipped or as services are performed.

Loss Per Share

  Loss per share is computed on the basis of the weighted average number of outstanding shares of common stock during the year. Stock options and warrants were anti-dilutive and, therefore not included in calculating net loss per share.

Lease Accounting

   The  Company,  through  InterSystems  Nebraska,  leases  grain sampling
systems  to  certain  of  its  customers.  The   leases generally  provide
for revenues based on samples taken on a monthly basis with a minimum number on an annual basis. Revenue is recorded monthly based on the number of samples and any difference between the number billed and the minimum annual amount is recorded on the annual anniversary date of the lease.

   Equipment leased to others is recorded at cost and is being depreciated on a straight-line basis over eight years.

Management's Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

New Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No.
121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations.
The   Company   will  adopt  SFAS  No.  121  in  1996   and   its
implementation is not expected to have a material effect on the consolidated financial statements.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of
its  stock.   The Company does not anticipate adopting  the  fair value
method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.


NOTE 2 - INVENTORIES

     Inventories consisted of the following at December 31, 1995 (in thousands):

                                                                Amount
                                                                ------
     Raw materials and component parts  ....................   $ 1,481
     Finished goods    .....................................       659
                                                               -------
                                                               $ 2,140
                                                               =======

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following at December 31, 1995 (in thousands):

                                                               Amount
                                                               ------
     Land   ................................................   $  134
     Building  .............................................      820
     Machinery and equipment   .............................    4,171
     Other equipment    ....................................    1,408
     Equipment leased to others   ..........................      970
     Leasehold improvements    .............................      459
     Equipment under capital leases   ......................    2,193
     Furniture and fixtures  ...............................       41
                                                              -------
                                                               10,196
     Less:  Accumulated depreciation and amortization,
            of which $764,000 relates to leased equipment      (4,808)
                                                               ------
                                                               $5,388
                                                               ======

      The Company leases grain sampling equipment to certain of its customers under operating leases with initial terms of three years. The leases contain provisions for minimum annual rentals plus contingent usage rentals. Contingent lease revenues were $238,000 and $180,000 in 1995
and  1994,  respectively.   At December  31, 1995, the approximate aggregate
minimum rentals to be received in future years are $231,000 in 1996; $262,000 in 1997; and $123,000 in 1998.

NOTE 4 - DEMAND NOTES PAYABLE

      At December 31, 1995, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $1,500,000 based upon a borrowing base (as defined) and expires June 26, 1996. At December 31, 1995, borrowings of $1,500,000 were outstanding under this agreement and bear interest at the bank's base rate plus .5%
(10%  at December  31,  1995).  InterSystems  Nebraska  has  pledged   its
accounts  receivable,  inventory,  equipment  and  fixtures   and intangibles
as collateral for the debt. The net book value of the collateral totalled approximately $4,803,000 at December 31, 1995. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding
shares of InterSystems  Nebraska's common   stock   as  collateral.  The
agreement   (i)   requires InterSystems Nebraska, among other things, to
maintain a certain minimum net worth, working capital and debt to equity ratio (as defined), (ii) restricts the payment of dividends and (iii) limits the amount expended for capital additions, officers' salaries, management fees and loans to affiliates.

      In  December  1995, InterSystems Nebraska entered  into  an additional
borrowing agreement with the bank for $250,000.   The note  bears interest at
the bank's prime plus .5% and is due on April 30, 1996. The agreement has the same loan covenants and collateral as defined above. In addition, a limited partnership owned by Helm and certain officers of Helm, guaranteed the additional borrowings.

      At December 31, 1995, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires September 5, 1996. The agreement bears interest at the bank's base rate plus 2% (10.5% at December 31, 1995) and is
collateralized  by  Chemtrusion's accounts  receivable  and  inventory.   At
December  31,   1995, Chemtrusion  had borrowings outstanding totalling
$295,000  under this  agreement  and  the net book value of  collateral
totalled approximately  $691,000.   The  agreement  requires  Chemtrusion,
among other things, to maintain a certain minimum net worth and debt to equity ratio, as defined. Subsequent to year ended, Chemtrusion reduced
its  outstanding  borrowings   under   this agreement by $97,500.

NOTE 5 - LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1995 (in thousands):

                                                                     Amount
                                                                     ------
     Subordinated 9.0% term note (interest subject to
       adjustment in 1996) payable $6,108 monthly,
       including interest, through September 1,
       1999, secured by land ..................................      $ 451

     8.75% term note payable $16,500 quarterly,
       plus interest monthly through May 1999,
       secured by accounts receivable, inventory,
       equipment and intangibles  .............................        231

     10.25% term note, payable $3,800 monthly,
       including interest, through March 2000,
       secured by equipment   .................................        155

     10.5% term note, payable $5,774 monthly,
       including interest, through January
       1998, secured by equipment   ...........................        150

     Industrial Revenue Bond obligation  ......................         41

     Obligations under capital lease   ........................      1,285

     Other obligations   ......................................        151
                                                                  --------
        Total   ...............................................      2,464

      Less:   Current maturities   ............................       (591)

         Total   long- term debt  .............................   $  1,873
                                                                  ========

      The Industrial Revenue Bond matures on December 15, 1996, and bears interest at 75% of the prime rate, with the interest rate assessed not less than 11% or greater than 15%. The interest rate was 11% for all years presented. The Bonds are collateralized by a mortgage on all of InterSystems Nebraska's real property and a security interest in all equipment and other personal property acquired with proceeds from the Bond. The net book value of the collateral totalled approximately $548,000 at December 31, 1995. The Bond is guaranteed by Helm.

      Under the terms of its loan agreements and the Bond indenture, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, current ratio, and also limits the amount of indebtedness, dividends and management fees. InterSystems Nebraska was in violation of certain covenants, which have been waived through the maturity date of the line of credit and the additional short-term borrowing agreement (see Note 4) and January 1997 for the other loan agreements and bond indenture.

      On December 11, 1995, InterSystems Nebraska entered into a 9.25% term loan agreement with a bank which provides a $500,000 loan commitment for the purchase of equipment. The agreement has substantially the same loan covenants and collateral as the revolving credit agreement described in
Note 4, in addition to requiring the maintenance of a minimum debt service ratio, as defined. As of December 31, 1995, InterSystems Nebraska had no borrowings outstanding under this agreement.

      Chemtrusion leased certain machinery and equipment under capital leases expiring through 1999. At December 31, 1995, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):


                                                             Amount
                                                             ------
       1996 .............................................      $466
       1997 .............................................       466
       1998 .............................................       441
       1999 .............................................       224
                                                             ------
        Total minimum lease payments ....................     1,597
        Less: Amount representing interest
         calculated at the incremental borrowing rate ...       312
                                                             ------
        Present value of net minimum lease payments .....     1,285
        Less: Current portion ...........................       316
                                                             ------
        Long-term portion of capital leases .............      $969
                                                             ======

      The net book value of machinery and equipment under capital lease at December 31, 1995 was $1,876,000.

      Future maturities oflong-term debt at December 31, 1995, including capital leases summarized above are: 1996 - $591,000; 1997 - $591,000; 1998 - $581,000; 1999 - $691,000; 2000 - $10,000.



NOTE 6 - INCOME TAXES

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

      Net deferred income tax asset (liability) consisted of the following at December 31, 1995 (in thousands):

                                                                      Amount
                                                                      -------
     Net operating loss carryforwards ............................    $1,479
     Tax basis in excess of assets acquired
         (InterSystems Nebraska) .................................       702
     Expenses accrued for financial reporting
         purposes not deducted for tax purposes, net .............        46
     Tax credit carryforwards ....................................        98
                                                                      -------
     Deferred tax asset ..........................................     2,325

     Valuation allowance .........................................    (1,276)
                                                                      -------
     Net deferred tax asset ......................................     1,049

     Deferred tax liability - depreciation .......................    (1,049)

     Net deferred income tax asset (liability) ...................    $    -
                                                                      =======


      For the years ended December 31, 1995 and 1994, the income tax benefit differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax loss as follows:

                                                      1995          1994
                                                     ------        ------
                                                        (In thousands)
     Statutory rate ...........................      $(236)        $(248)
                                                     ------        ------
     Increase in valuation allowance ..........        151           147
     Other - net ..............................         85           101
                                                     ------        ------
                                                     $   -         $   -
                                                     ======        ======

      As of December 31, 1995, the Company had for income tax purposes, net operating loss carryforwards of approximately $3,696,000, which expire in years through 2010. The Company also has general business credit carryforwards of approximately $98,000. The general business credits can be carried forward indefinitely, however, these credits are subject to certain future limitations in usage.

NOTE 7 - SUBORDINATED DEBENTURES

     Subordinated debentures consist of the following at December
31, 1995 (in thousands):

                                                                    Amount
                                                                    ------
     10% debentures, net of discount of $47,000 (a) ............    $1,335

     8% debentures (b) .........................................     1,467
                                                                    ------
                                                                    $2,802
                                                                    ======

     Included in the total above are debentures payable to affiliates of $1,285,000 as of December 31, 1995.

      (a) During May 1991, the Company issued a private-placement consisting of approximately $1,837,500 of 10% convertible subordinated debentures maturing June 30, 2001 (the "10% Debentures") and 367,500 stock-purchase warrants ("placement warrants"). These warrants were subsequently exchanged on a one for one basis for dividend warrants (see Note 9(c)). The 10% Debentures aggregating $750,000 are currently convertible into the Company's common stock at a per share price of $1.32, reduced from the original conversion rate of $2.50, due to dilutive provisions and other reductions in the conversion price in prior years. The remaining amount of 10% Debentures are currently convertible at a per share price of $1.96 ($1.83 after the private placement, see Note 17(a)), reduced from the original conversion rate of $2.50, due to dilutive provisions. The debt is subordinate to the senior debt of the Company, as defined. During 1995, debentures totalling $25,000 were converted at $1.32. During 1994, debentures totalling $200,000 were converted, of which $125,000 were converted at $1.35 instead of $2.02, based on negotiations between the debenture holders and the Company. Accordingly, the Company recognized a conversion expense of approximately $46,000 in 1994. The 10% Debentures also contain anti-dilution provisions entitling the holders to receive the number of dividend warrants they would have been entitled to receive had they converted all of the 10% Debentures held on the record date of the warrant dividend (see Note 9(c)); however, dividend warrants are only payable on the 10% Debentures if they are converted into common stock.

      (b) In connection with the acquisition of InterSystems Nebraska, the Company issued $2,100,000 aggregate principal amount of 8% convertible subordinated debentures maturing August 31, 2003 (the "8% Debentures"), which were then exchanged by Helm to retire Helm's outstanding debentures. The 8% Debentures are currently convertible into the Company's common stock at a price per share of $1.46 ($1.43 after the private placement, see Note 17(a)) reduced from the original conversion rate of $1.48, due to dilutive provisions, subject to adjustments in certain circumstances and are subordinate to the senior debt of the Company, as defined. The 8% Debentures are callable by the Company in the event that the market price of the common stock exceeds $1.92 for any period of 20 consecutive days. Debentures totalling $227,000 and $407,000 were converted in 1995 and 1994, respectively, at a conversion rate ranging from $1.46 to $1.48.

           Subsequent to December 31, 1995, debentures totalling $305,000 were converted into 210,763 shares of the Company's common stock.


NOTE 8 - RELATED PARTY TRANSACTIONS

      (a) As of December 31, 1995 and 1994, Helm owned approximately 35% (25% after the private placement, see Note 17(a)) and 41%, respectively, of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totalled $66,000 and $44,000 in 1995 and 1994, respectively. At December 31, 1995, the Company had net advances due from Helm totalling $90,000. The net advances are for general corporate matters, less unpaid allocated expenses totalling $48,000.

      (b) During 1995, Tropical entered into an agreement with an affiliated company (the Purchaser), which is 14% owned by Helm, to sell certain accounts receivable without recourse. The agreement allows Tropical to sell accounts receivable on an account by account basis and receive 80% of the account receivable balance, less 3.5% for a purchase discount fee. Tropical is required to maintain a reserve with the Purchaser of not less than 20% of unpaid accounts receivable sold under the agreement. The agreement limits the amount of receivables that can be purchased to the unpaid accounts receivable balance less the reserve, up to a maximum of $250,000, as defined. Tropical is required to pay the Purchaser a minimum fee of $2,000 a month during the term of the agreement. At December 31, 1995, Tropical had unpaid accounts receivable held by the Purchaser totalling $194,000 under this agreement and a reserve totalling $43,000. For the year ended December 31, 1995, Tropical incurred fees totalling $9000 under this agreement. The agreement is collateralized by substantially all assets of Tropical and expires May 31, 1996, with annual renewals, unless either party terminates the agreement.
           At December 31, 1995, Tropical has guaranteed Tropical Groups (see
Note 16(a)) required reserve balance under a similar agreement with the affiliated company. At December 31, 1995, Tropical Group's reserve totalled $48,000.

      (c) Interpak Holdings, Inc. ("Interpak"), a subsidiary of Helm (and a former subsidiary of the Company), provides management services to Chemtrusion. The allocated expenses, for such management services, based on certain formulas which management deems to be reasonable, amounted to $36,000 for both 1995 and 1994. In addition, during 1995 and 1994, Interpak paid certain operating expenses on behalf of the Company. At December 31, 1995, the Company had a balance due to Interpak totalling $189,000.

      (d) At December 31, 1995, the Company had borrowings totalling $438,000 outstanding under a line of credit with an affiliated company. The line of credit provides a maximum borrowing of $450,000, bears interest at 25%, expires December 15, 1996, and is collateralized by the note receivable from the sale of the Trading Business. During 1995 and 1994, the Company incurred interest expense of $73,000 and $8,000, respectively, of which $31,000 remained unpaid at December 31, 1995. The principal portion of these borrowings were repaid in February 1996 (see Note 17(a)).

           At December 31, 1995, the Company had unsecured notes payable totalling $100,000 to a company in which an officer of the Company is a stockholder. The notes bear interest at 15%, payable monthly and were repaid in February 1996 (see Note 17(a)). During 1995, interest expense incurred by the Company was minimal.

      (e) In 1993, the Company sold 200,000 shares of common stock at $1.00 per share to its new President in connection with his employment; $100,000 was paid in cash and the Company received a three year note in the principal amount of $100,000 with interest at the lesser of 12% per annum or the prime rate. For the years ended December 31, 1995 and 1994, the Company earned interest on the note receivable totalling $10,000 and $7,000, respectively. At December 31, 1995, unpaid interest totalled $20,000 under this note agreement.

NOTE 9 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

      (a) The Company has a stock option plan, whereby options to purchase up to 325,000 shares of the Company's common stock may be granted at the market value of the common stock on the date of the grant. The options may be incentive stock options, as defined by the Internal Revenue Code, or non-qualified stock options. Options are generally exercisable for a term of ten years. The options vest at a rate of 25% per year. A summary of activity for the years ended December 31, 1995 and 1994, relating to the stock option plan is as follows:

                                                         1995        1994
                                                       --------    --------
       Options outstanding beginning of year ......     171,228     242,735
       Options granted ............................           -           -
       Options cancelled - $5.60 ..................           -     (11,719)
                            4.00 ..................           -      (7,788)
                            8.20 ..................           -      (2,000)
                            1.25 ..................           -     (50,000)
                                                        -------    --------
      Options outstanding end of year .............     171,228     171,228

      Options outstanding and exercisable at December 31, 1995 are as follows:

             Expiration           Shares subject             Option
                date                to option                 price
             ----------           --------------             -------
              10/14/96               66,797                   $5.60
              10/26/97               53,931                    4.00
              08/14/98                  500                    8.20
              08/31/03               50,000                    1.25
                                    -------
                                    171,228
                                    =======


             As a result of certain anti-dilution provisions provided for within the options, the exercisable price of the options issued prior to December 1990 may be subject to reduction.

      (b) In June 1993, the Company granted to its new President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and may be exercised at any time through June 1998. No options have been exercised as of December 31, 1995.

      (c) In October 1991, the Company issued a warrant dividend of .25 warrants for each common share outstanding. Approximately 766,000 stock purchase warrants were issued with an exercise price of $3.50 per share and they expire on December 31, 1999. In addition, if at any time after September 23, 1993, the market price of the common stock equals or exceeds $5.00 for 30 consecutive business days, then the Company has the right to shorten the expiration date upon 60 days public notice to warrant holders. Pursuant to certain anti-dilution provisions, holders of the placement warrants (see Note 7) became entitled to receive the number of dividend warrants they would have been entitled to receive had they exercised the warrants owned by them on the dividend record date. Therefore, holders of the placement warrants received an aggregate of 91,875 warrants as a result of the dividend. The dividend was payable with respect to the placement warrants on or about the record date, and payment did not require prior exercise of the placement warrants issued with the Debentures. Upon conversion of the Debentures, pursuant to anti-dilution provisions, the holders thereof are entitled to receive an aggregate of 140,750 dividend warrants (see Note 7).

      (d) Certain of the bank debt of the Trading Business (see Note 12) was assumed by the purchaser, and the purchaser replaced and refinanced the bank debt of the Trading Business that it did not assume. Concurrent with the sale of the Trading Business, the Company issued to this domestic bank, whose credit facility was refinanced, 275,000 shares of common stock and warrants to purchase an additional 275,000 shares of common stock, which were exercisable at $1 per share (subject to adjustment in certain circumstances) on or prior to April 30, 1996. The bank had the right to put the shares of common stock back to the Company on April 28, 1996 for $1 per share, or aggregate cash consideration of $275,000. In June 1994, a group of investors including directors, officers and employees of the Company, purchased the 275,000 shares of common stock and warrants from the bank. The put option was canceled and the redemption value of common stock was credited to additional paid-in capital at December 31, 1994. The Company's obligations to make payments pursuant to the above-described agreements were guaranteed by Helm.

           During 1995, the warrant holders exercised the 275,000 warrants as defined above at a reduced exercise price of $.60 per share. Of the 275,000 warrants exercised, 146,300 were held by directors, officers and employees of the Company. Compensation expense associated with the 146,300 warrants for the difference between the reduced exercise price plus the warrant cost and the market price of the Company's common stock was minimal. Simultaneously, the Company issued the holders additional warrants to purchase 275,000 shares of common stock, at an exercise price of $1.50 per share.

      (e) At December 31, 1995, shares reserved for future issuance are as follows:

                                                                    Shares
                                                                   ---------
            Conversion of Debentures ...........................   1,870,771
            Shares reserved for stock option plan, including
               171,228 options outstanding .....................     325,000
            Stock options outstanding ..........................     400,000
            Warrants to purchase common stock ..................   1,724,375
                                                                   ---------
           Total shares reserved for issuance ..................   4,320,146
                                                                   =========


NOTE 10 - COMMITMENTS AND CONTINGENCIES

      (a) The Company is obligated under various long-term noncancelable operating leases, including leases entered into subsequent to year end, for office and warehouse facilities, certain vehicles and office equipment expiring through 2001 at minimum annual rentals as follows (in thousands):


                                          Amount
                                          ------
                  1996 ................   $  536
                  1997 ................      450
                  1998 ................      387
                  1999 ................      303
                  2000 ................      258
               Thereafter .............      183
                                          ------
                                          $2,117
                                          ======


      Rent and lease expense was $368,000 and $327,000 for the years ended December 31, 1995 and 1994, respectively.

      In connection with the sale of the Trading Business, the Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at December 31, 1995, have aggregate future minimum rentals of approximately $654,000.

      (b) In connection with the purchase of InterSystems Nebraska, the Company is obligated to pay Helm additional consideration in the form of contingent consideration (based on earnings, as defined) and a royalty on the sale of certain products.

           Since August 31, 1993, date of acquisition, through December 31, 1995, no additional consideration was paid for the purchase of InterSystems Nebraska. Royalties to Helm totalled approximately $7,000 and $5,000 for 1995 and 1994, respectively.

      (c) InterSystems Nebraska has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. InterSystems Nebraska matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $52,000 and $41,000 for the years ended December 31, 1995 and 1994, respectively.

      (d) The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 11 - NON-RECURRING CHARGE

      During the third and fourth quarters of 1994, nonrecurring charges totalling $300,000 and $195,000, respectively, were recorded for costs to repair and replace equipment installed by InterSystems Nebraska for one of its customers. The damage resulted from a harmonic vibration which developed after installation of two en-masse conveyors. As of December 31, 1995, all costs associated with this situation had been paid.

      The customer has filed a claim with InterSystems Nebraska's insurance carrier for reimbursement of business interruption costs incurred as a result of the damage. Management believes it has incurred all of the costs to be borne by InterSystems Nebraska related to this incident, and that the business interruption claim by the customer will be covered by InterSystems Nebraska's insurance carrier.


NOTE 12 - NOTES RECEIVABLE FROM SALE OF TRADING BUSINESS

      On April 29, 1993, the Company sold the net assets and operations related to the Company's Trading Business, formerly the Company's primary business, to certain members of management. At December 31, 1995, the Company had remaining notes receivable due from the sale totalling $519,000, of which $265,000 is due April 1996, with interest at prime, and the remaining is non-interest bearing and payable in six consecutive annual installments commencing in 1997. The non-interest bearing note was recorded at its discounted value based on an imputed interest rate of 9.7%, unearned interest at December 31, 1995, totalled $109,000. The notes are secured by a pledge of all the outstanding capital stock of the purchasing entity, but are subordinated to that entity's senior debt, as defined.

      The bank debt of the Trading Business was either assumed or refinanced by the purchasing entity. However, concurrent with the sale of the Trading Business, the Company issued to a domestic bank whose credit facility was refinanced 275,000 shares of common stock and warrants to purchase an additional 275,000 shares of common stock (see Note 9(d)).


NOTE 13 - STATEMENTS OF CASH FLOWS               December 31,  December 31,
                                                     1995          1994
                                                 ------------  ------------
                                                       (In thousands)
Supplemental disclosures of cash flow information:
      Interest paid ..............................     $  776        $  666
                                                       ======        ======
      Income taxes paid ..........................     $    6        $    7
                                                       ======        ======

Non-cash transactions relating to financing activities:
      Conversion of Debentures into common stock..     $  250        $  598
                                                       ======        ======
      Equipment acquired in exchange for debt ....     $    -        $   65
                                                       ======        ======
      Capital lease obligation ...................     $    -        $  955
                                                       ======        ======
      Redemption value of common stock ...........     $    -        $  275
                                                       ======        ======


NOTE 14 - MAJOR CUSTOMER AND FOREIGN SALES

      The Company's custom compounding business segment had sales to one customer totalling $3,022,000 and $2,861,000 for the years ended December 31, 1995 and 1994, respectively.

      Export sales to foreign countries totalled $1,512,000 for the year ended December 31, 1994, of which $855,000, $217,000, $188,000 and $252,000 were to China, Canada, Mexico and other foreign countries, respectively. Export sales for 1995 were less than 10% of net sales.

NOTE 15 - BUSINESS SEGMENTS

      The Company has two reportable business segments, as noted below:

      Plastic Resins Group: custom-compounding of thermoplastic resins.

      Industrial Products Group: designs, manufactures and sells equipment utilized by the agricultural industry in weighing or moving grain, soybeans and other agricultural products and develops, manufactures, leases and sells sampling equipment for use in handling agricultural products and in manufacturing and other industries. The group also markets rolling doors and hurricane shutters primarily to the construction, distribution and retail industries.


                                                         December 31,
                                                       1995       1994
                                                     --------   --------
                                                        (In thousands)
Revenues from unaffiliated customers:
  Plastic resins .................................   $  3,969   $  3,792
  Industrial products ............................     12,586     11,271
                                                     --------   --------
         Total revenues ..........................   $ 16,555   $ 15,063
                                                     ========   ========
Operating profit:
  Plastic resins .................................   $    442   $    419
  Industrial products ............................        350        208
                                                     --------   --------
         Total operating profit ..................        792        627

Expenses and other:
  General and administrative expense - parent ....       (718)      (774)
  Interest expense ...............................       (836)      (663)
  Interest income ................................         67         78
                                                      -------    -------
  Loss from continuing operations before income
     taxes .......................................    $  (695)   $  (732)
                                                      ========   ========


                                                                  As of
                                                                 December
                                                                    31,
                                                                   1995
                                                                 --------
                                                              (In thousands)
Identifiable assets:
   Plastic resins ................................               $  4,651
   Industrial products ...........................                  5,636
   Corporate .....................................                  1,040
                                                                 --------
                                                                 $ 11,327
                                                                 ========


                                                   For the year December 31,
                                                       1995          1994
                                                     --------      --------
                                                         (In thousands)
Capital expenditures:
   Plastic resins ................................   $    289      $  1,273
   Industrial products ...........................        242           209
                                                     --------      --------
                                                     $    531      $  1,482
                                                     ========      ========

Depreciation and amortization:
   Plastic resins ................................   $    562      $    550
   Industrial products ...........................        216           207
                                                     --------      --------
                                                     $    778      $    757
                                                     ========      ========

NOTE 16 - PENDING ACQUISITIONS

      (a) In September 1995, InterSystems Nebraska, through its subsidiary, Tropical, signed a letter of intent to acquire the assets of the Tropical Manufacturing Group, Inc. ("Tropical Group") and has entered into an operating agreement with Tropical Group, which is engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin America and the Caribbean. In accordance with the operating agreement, Tropical Group has assigned to InterSystems Nebraska its right to sell, market and distribute its products and is manufacturing its products solely for InterSystems Nebraska, in exchange for the agreement of InterSystems Nebraska to pay Tropical Groups cost plus 1% for each product manufactured. This is intended as an interim arrangement which may be terminated at any time by InterSystems Nebraska, and which will be terminated upon the purchase of all of Tropical Group's assets and assumption of certain liabilities of Tropical Group in accordance with the letter of intent. The consummation of the purchase is conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical Group, which are currently subject to various tax and other liens. At the present time, the cost of acquiring the assets of Tropical Group is expected to be approximately $250,000, although transactional expenses and the cost of clearing the title may increase this estimate considerably.

      At December 31, 1995, the Company had advanced Tropical Group $50,000 under an unsecured note agreement. The note bears interest at 25% and is due December 15, 1996.

      (b) The Company is proceeding with the negotiations for the acquisition of Interpak Holdings, Inc. (Interpak) from Helm, which currently owns approximately 35% (25% after the private placement, see Note 17(a)). In November and December 1995, the Board of Directors of the Company elected two independent directors and created an acquisition committee. The committee will undertake an independent analysis of the proposed transaction utilizing the assistance of experts as it deems necessary and appropriate in its discretion, and will negotiate at arms length with Helm in order to determine if the acquisition can be completed. The discussions between the Company and Helm are in the preliminary stages and no agreement in principal has been reached. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment.

      It is expected that the purchase price will be paid with a combination of cash, the assumption by the Company of certain Helm debentures and the issuance to Helm of shares of the Company's common stock.


NOTE 17 - SUBSEQUENT EVENTS

      (a) Subsequent to December 31, 1995, the Company completed a private placement; whereby the Company offered for sale units consisting of 40,000 shares of the Company's common stock, priced at the average of the closing price of the common stock during the ten trading days preceding the Board of Directors' approval of the placement, and 20,000 common stock purchase warrants for a total price of $55,000, per unit. The warrants are exercisable beginning July 15, 1996 through January 15, 2000 at an exercise price of $1.80 per share, the warrants may be called by the Company at $.05 per warrant if during the three year period following the effectiveness of a Registration Statement covering the shares and shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days.

      Holders of the units have the right at the end of the two year period following the effectiveness of a Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive days.

      The Company received net proceeds totalling approximately $2,102,000 from the private placement which will be used for working capital purposes, repayment of debt and to provide capital for two potential acquisitions (see
Note 16).

      (b) On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The estimated cost of the plant is expected to be approximately $12,700,000. The agreement states that the joint venture partners will provide the interim financing for the construction of the plant until Chemtrusion can obtain permanent financing, at which time the joint venture partners will guarantee such debt. The plant is expected to be completed and on line by August 31, 1996.

      Chemtrusion will operate the plant exclusively for the joint venture under an initial term of five years, with the joint venture having an option to renew the agreement for two additional five year terms. In accordance with the agreement, Chemtrusion will bill the joint venture on a bi-monthly basis for the plant's operating costs, including capital recovery and interest, along with a management fee.

      On expiration of the initial term or any renewal term or in the event of the termination of the agreement by default, as defined, the joint venture will have an option to purchase the plant at a price and on terms and conditions, as defined in the agreement. In the event that the joint venture does not renew the agreement at the end of the initial term or the end of any renewal term or either party terminates the agreement, as defined, Chemtrusion has the right to require the joint venture to purchase the plant at a price and on the terms and conditions, as defined in the agreement.

      As of February 27, 1996, Chemtrusion has acquired the land and has begun constructing the plant.