Form 10QSB
period 1996-03-31
INTERSYSTEMS INC /DE/
filed 1996-05-15
CIK 806011

                         FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC   20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended March 31, 1996

                             OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d)
                           OF THE
               SECURITIES EXCHANGE ACT OF 1993

      for the transition period from__________to___________

               Commission File Number   1-9547
                                        ------
                      INTERSYSTEMS INC.
                      -----------------
     (Exact name of registrant as specified in charter)

                  Delaware                 13-3256265
         ------------------------      --------------------
    (State or other jurisdiction            IRS  Employer
                of incorporation or organization)
                   (Identification number)

                    8790 Wallisville Road
                    Houston, Texas  77029
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

                        Yes__x__  No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 29, 1996 there were 6,298,941 shares of the Company's common stock, par value $.01 per share, outstanding.

             InterSystems, Inc. and Subsidiaries
            Condensed Consolidated Balance Sheet
                  (In thousands, unaudited)

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                       March 31,1996
                                                   -------------
              ASSETS
              ------
[S]                                              [C]
CURRENT ASSETS:
  Cash                                            $          237
  Trade Receivables                                        3,135
  Inventories                                              2,480
  Prepaid expenses and other                                 209
  Due from Helm Resources, Inc. and subsidiaries             356
  Note receivable - Non compete, net                         215
  Note receivable - sale of Trading Business                 265
                                                  --------------
                                                           6,897

  Equipment and leasehold improvements, net                7,878
  Other assets                                               451
                                                  --------------
                                                  $       15,226
                                                  ==============
                LIABILITIES AND SHAREHOLDER'S EQUITY
                ------------------------------------

CURRENT LIABILITIES:
  Revolving lines of credit                       $       1,943
  Current portion of long-term debt                         696
  Accounts payable                                        2,543
  Accrued expenses                                          791
                                                  -------------
                                                          5,973

Convertible subordinated debentures                       2,499
Construction financing                                    2,300
Long term debt - net of current portion                   1,715

Common stock subject to redemption - private placement    2,064

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,  5,000 shares
      authorized; none issued and outstanding
  Common stock $.01 par value, 20,000
       shares authorized; 6,299
       shares issued and outstanding                         63
Additional paid-in capital                                3,300
Retained earnings (deficit)                              (2,588)
Note receivable - sale of common stock                     (100)
                                                  --------------
      TOTAL SHAREHOLDERS' EQUITY                            675
                                                  --------------
                                                  $      15,226
                                                  ==============

             InterSystems, Inc. and Subsidiaries
         Condensed Consolidated Statements of Income
     (In Thousands, Except Per Share Amounts, Unaudited)

                                    Three months ended March 31,
                                        1996           1995
                                        ----           ----
[S]                               [C]             [C]
Net sales                          $     5,055     $    3,253
Cost of sales                            3,573          2,231
                                    ----------      ----------
  Gross Profit                           1,482          1,022

Selling, general and administrative
  expenses                               1,541          1,102

Settlement of note receivable -
  sale of Trading Business                  45             --

Interest income                            (14)           (23)

Interest expense                           213            193
                                    -----------    -----------
Net income (loss)                  $      (303)   $      (250)
                                    ===========    ===========
Per share:
   Net income (loss)               $      (.06)   $      (.06)
                                    -----------    -----------
Average number of common shares
outstanding                          5,139,000      4,028,000
                                    ===========    ===========

             InterSystems, Inc. and Subsidiaries
       Condensed Consolidated Statement of Cash Flows
                       (In thousands)


                                          Three Months Ended March 31,
                                             1996               1995
                                             ----               ----
[S]                                   [C]             [C]
Net cash provided (used) by operating
activities                             $        (217)   $          154
                                          -----------       -----------

Cash flows from investing activities:
  Acquisition of fixed assets                 (2,668)               --
  Loans to subsidiaries & affiliates            (526)              (81)
                                          -----------       -----------
Net cash used in investing activities  $      (3,194)              (81)
                                          -----------       -----------

Cash from financing activities:
  Net borrowings                                  --                66
  Proceeds from promissory note                2,370                --
  Repayments of long-term debt                  (763)             (153)
  Issuance of common stock                     2,035                --
                                          -----------       -----------
Net cash provided (used) by financing
  activities                                   3,642               (87)
                                          -----------       -----------
Net increase (decrease) in cash                  231               (14)
Cash at beginning of period                        6                32
                                          -----------       -----------
Cash at end of period                  $         237     $          18
                                          ===========       ===========
Cash paid during the periods for:
Interest                               $         125     $         110
Taxes                                  $           1     $          13

             InterSystems, Inc. and Subsidiaries
    Notes to Condensed Consolidated Financial Statements
                       March 31, 1996


Note 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

Note 2. In April 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at March 31, 1996, have aggregate future minimum rentals of approximately $600,000.

The Company has negotiated a settlement for the early collection of the non-interest bearing non compete portion of the note receivable for the sale of the Trading Business. Under the negotiated terms, the Company has agreed to accept $ 215,000 as full payment of the note, thereby resulting in a current charge of $45,000.

Note 3. During the three months ended March 31, 1996, $305,500 principal amount of 8% convertible debentures were converted into 210,762 shares of the Company's common stock.

Note 4. The Company is proceeding with negotiations for the acquisition of Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak") from Helm Resources, Inc. ("Helm"), which currently owns approximately 25% of the Company's outstanding shares of Common Stock. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company's arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment. It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock. Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastic producers and distributors.

Note 5. In September 1995, InterSystems Nebraska, through its subsidiary, Tropical Systems, Inc., signed a letter of intent to acquire the assets of the Tropical Manufacturing Group, Inc. ("Tropical Group") and has entered into an operating agreement with Tropical Group, which is engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin America and the Caribbean.  In accordance with the operating agreement, Tropical
Group has assigned to Tropical Systems its right to sell, market and distribute its products and is manufacturing its products solely for
Tropical Systems, in exchange for the agreement of  Tropical Systems to pay Tropical Group cost plus 1% for each product manufactured.
This is intended as an interim arrangement which may be terminated at any time by Tropical Systems, and which will be terminated upon the purchase of all of Tropical Group's assets and assumption of certain liabilities of Tropical Group in accordance with the letter of intent. The consummation of the purchase is conditioned upon arranging the necessary financing to
complete the purchase and obtaining   clear title to the assets of Tropical
Group, which are currently subject to various tax and other liens. At the present time, the cost of acquiring the assets of Tropical Group is expected to be approximately $150,000, although transactional expenses and the cost of clearing the title will increase this estimate.

Note 6. On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The estimated cost of the plant is expected to be approximately $12.7 million. Interim financing for the construction of the plant has been provided by Mitsubushi bank. Once Chemtrusion has obtained permanent financing, the joint venture partners will guarantee such debt. As of March 31, 1996, approximately $2.26 million has been funded from the construction financing loan and the related liability and construction in progress asset has been recorded in the consolidated financial statements. The plant is expected to be completed and on line by August 31, 1996.

Note 7. On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak and Tropical Manufacturing Group acquisitions.

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

Holders of the units have the right at the end of the two year period following the effectiveness of a Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $ 1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive days.

Note 8. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed Of" (SFAS No.121).
SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

In October 1995, The Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instrument of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures for the 1996 annual financial statements providing pro forma effects as if the Company had elected to adopt SFAS No. 123.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
- ---------------------
Three Month Periods Ended March 31, 1996 and 1995
- -------------------------------------------------

Net sales increased $1,802,000 (55%) for the three month period ended March 31, 1996 (the "1996 period") compared to the three month period ended March 31, 1995 (the "1995 period"). The increase was primarily attributable to higher sales volumes of bulk materials handling equipment at InterSystems Nebraska ($718,000) as well as the addition of Tropical sales ($1,151,000). Chemtrusion sales decreased $67,000 due to a temporary decrease in tolling volume.

Gross profit as a percentage of sales was 29.3% in the 1996 period as compared to 31.4% in the 1995 period. Chemtrusion's gross profit as a percentage of sales decreased to 21.5% in the 1996 period from 31.7% in the 1995 period because of increased labor costs and property taxes.

Nebraska's gross profit as a percentage of sales was 31.1% in the 1996 period as compared to 31.3% in the 1995 period.

Selling, general and administrative expenses increased by $463,000 (14.3%) in the 1996 period as compared to the 1995 period. The increase was primarily a result of Tropical Systems, Inc. which began operations in the fourth quarter 1995.

Interest expense edged up approximately $13,200 in the 1996 period as compared to the 1995 period. The increase was primarily a result of Tropical Systems, Inc. which began operations in the fourth quarter 1995.

The Company has negotiated a settlement for the early collection of the non-interest bearing non compete portion of the note receivable for the sale of the Trading Business. Under the negotiated terms, the Company has agreed to accept $ 215,000 as full payment of the note, thereby resulting in a current charge of $45,000.


Liquidity and Capital Resources
- -------------------------------

Cash used by operating activities for the three months ended March 31, 1996 amounted to $217,000; $2,370,000 was provided by proceeds from notes primarily for the construction of the facility in Indiana; $2,035,000 was provided from issuance of common stock; $2,668,000 was used for purchases of fixed assets primarily for the Indiana facility; $763,000 was used for payments on notes and $526,000 was repaid and advanced to subsidiaries and affiliates. Cash increased during the period by $231,000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries, which on a combined basis are expected to generate positive cash flow, collections on the notes receivable from the sale of the Trading Business, and the approximately $2.1 million in proceeds from a private placement in the first quarter of 1996. The Company may also seek financing, possibly including a debt or equity offering, to supplement available resources. There can be no assurances that management will be able to obtain any such debt or equity financing.

Parent Company
- --------------

The Company is proceeding with negotiations for the acquisition of Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak") from Helm Resources, Inc. ("Helm"), which currently owns approximately 25% of the Company's outstanding shares of Common Stock. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company's arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment. It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock. Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastic producers and distributors.

On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company reserved the right to sell up to 35 Units, and to sell fractional Units. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak and Tropical Manufacturing Group acquisitions.
The offering contains redemption features if certain conditions are not met. See note 7 to the consolidated financial statements.

InterSystems Nebraska
- ---------------------

InterSystems Nebraska manufactures products to meet customer specifications. InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,500,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in excess of the financial institution's base lending rate. At March 31, 1996 InterSystems' borrowing rate was 9.75%. At March 31, 1996 outstanding borrowings were $1,500,000.

InterSystems Nebraska also entered into an additional agreement with the bank for an additional $250,000 with interest at the bank's prime plus .5% and is due on July 31, 1996. The agreement has the same loan covenants and collateral as defined above. In addition, a limited partnership, owned by Helm and certain of its officers, has guaranteed the additional borrowings. The Company believes these credit facilities are sufficient to finance InterSystems Nebraska's present operations.

InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby increasing total square footage under use to 70,000 square feet. The planned expansion and automation are designed to render the combined facility efficient and state of the art without changing the present workforce, and to increase manufacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $250,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both of their facilities. This equipment financing is pursuant to a 9.25% term loan agreement which InterSystems Nebraska entered into with a bank in December 1995. The agreement has substantially the same loan covenants and collateral as the revolving credit agreement previously described, in addition to requiring the maintenance of minimum debt service ratio.

In September 1995, InterSystems Nebraska, through its subsidiary, Tropical Systems, Inc., signed a letter of intent to acquire the assets of the Tropical Manufacturing Group, Inc. ("Tropical Group") and has entered into an operating agreement with Tropical Group, which is engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant doors and shutters in South Florida, Latin America and the Caribbean. In accordance with the operating agreement, Tropical Group has assigned to InterSystems Nebraska its right to sell, market and distribute its products and is manufacturing its products solely for InterSystems Nebraska, in exchange for the agreement of InterSystems Nebraska to pay Tropical Group cost plus 1% for each product manufactured. This is intended as an interim arrangement which may be terminated at any time by InterSystems Nebraska, and which will be terminated upon the purchase of all of Tropical Group's assets and assumption of certain liabilities of Tropical Group in accordance with the letter of intent. The consummation of the purchase is conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical Group, which are currently subject to various tax and other liens. At the present time, the cost of acquiring the assets of Tropical Group is expected to be approximately $250,000, although transactional expenses and the cost of clearing the title may increase this estimate considerably.

Chemtrusion
- -----------

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires in September 1996. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable. At March 31, 1996, Chemtrusion had borrowings outstanding totaling $192,500 and net book value of collateral totaled approximately $377,000.

On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana.
The estimated cost of the plant is expected to be approximately $12.7 million. The agreement states that the joint venture partners will provide the interim financing for the construction of the plant until Chemtrusion can obtain permanent financing, at which time the joint venture partners will guarantee such debt. As of March 31, 1996, approximately $2.3 million has been funded from the construction financing loan and the related liability and construction in progress asset has been recorded in the consolidated financial statements. The plant is expected to be completed and on line by August 31, 1996.

Seasonality
- -----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (32% of annual revenues in 1995 were recorded, exclusive of Tropical). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of March 31, 1996, InterSystems backlog was $4,117,000 compared with $1,911,000 as of March 31, 1995.

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

                                   INTERSYSTEMS, INC.




Dated:  May 13, 1996               /s/ Fred S.Zeidman
                                   ------------------
                                   Fred S. Zeidman
                                   President
                                   Chief Executive Officer