Form 10QSB
period 1996-06-30
INTERSYSTEMS INC /DE/
filed 1996-08-15
CIK 806011

                                  FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC   20549

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                      OR

             	[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                 EXCHANGE ACT

                         For the transition period from			 to

                           Commission File Number 	1-9547

                               INTERSYSTEMS INC.

                (Exact name of registrant as specified in charter)

                    	   	Delaware               				13-3256265
             (State or other jurisdiction		      	IRS  Employer
          	of incorporation or organization)			(Identification number)

                             8790 Wallisville Road
                             Houston, Texas  77029
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

As of July 29, 1996 there were 6,378,341 shares of the Company's common stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                 June 30,1996
                        (In thousands, unaudited)

Assets

CURRENT ASSETS:
	Cash                                                     	$      354
	Trade Receivables                                            		3,856
	Inventories	                                                  	2,335
	Prepaid expenses and other		                                     309
 Due from Helm Resources, Inc. and subsidiaries		                 428
	                                                          ----------
                                                              		7,282

	Equipment and leasehold improvements, net                    	12,257
	Other assets		                                                   654
                                                           ----------
                                                         		$	  20,193
                                                           ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
	Revolving line of credit                                 	$   	1,803
	Current portion of long-term debt	                              	720
	Accounts payable	                                             	2,914
	Accrued expenses	                                               	777
                                                                -----
                                                              		6,214

Convertible subordinated debentures	                           	2,333
Construction financing	                                        	7,151
Long term debt - net of current portion	                       	1,860

COMMON STOCK SUBJECT TO REDEMPTION -
	PRIVATE PLACEMENT                                            		2,064

SHAREHOLDERS' EQUITY:
	Preferred stock, $.01 par value,  5,000 shares
	    authorized; none issued and outstanding
	Common stock $.01 par value, 20,000
	     shares authorized;  6,369
	     shares issued and outstanding                              		64
 Additional paid-in capital                                   		3,459
 Retained earnings (deficit)                                   (2,952)
                                                         ------------
 TOTAL SHAREHOLDERS' EQUITY		                                     571
                                                         ------------
                                                       		$	    20,193
                                                         ============

                      InterSystems, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                           						THREE MONTHS ENDED JUNE 30
                                           							1996	        		1995
Net sales                                     	$	5,067          $	3,906
Cost of sales		                                  3,633	           2,608
                                               -------          -------
	Gross Profit	                                  	1,434            1,298

Selling, general and administrative
	expenses                                      		1,330           	1,073
                                               -------         --------
	Operating income	 	                               104     	        225

Interest income	                                   	(6)            	(16)

Interest expense		                                 147	             209
                                               -------        ---------
Income (loss) from continuing
	operations                                      		(37) 	            32

Discontinued operations:
	Loss from operations of
	  Tropical Systems, Inc.                       		(328)              --
	Loss on disposal 		                              (250)	             --
                                              --------       ----------
	Loss from discontinued operations              		(578)	             --
                                            ----------       ----------
Net income (loss)	                              $	(615)            $	32
                                         			==========	      ==========

Per share
  Continuing operations	                         	(.01)	            .01
  Discontinued operations                       		(.09)	             --
                                            ----------       ----------
	Net income (loss)                             	$	(.10)         	$  .01
                                         			==========      	==========

Average number of common shares outstanding  6,356,812     	 4,176,392
                                           		=========       =========

                        InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Statements of Income
                  (In Thousands, Except Per Share Amounts, Unaudited)

                                             						SIX MONTHS ENDED JUNE 30
                                             							1996	          		1995
Net sales                                       	$ 8,971           $	7,159
Cost of sales                         		           6,225	            4,839
                                                --------         ---------
	Gross Profit	                                    	2,746            	2,320

Selling, general and administrative
	expenses                                        		2,586  	          2,175

Settlement of note receivable -
	sale of Trading Business	                           	45	               --
                                                --------        ----------
	Operating income (loss)	                           	115              	145

Interest income	                                    	(20)             	(39)

Interest expense	                       	            323	              402
                                                --------       -----------
Loss from continuing operations		                   (188)             (218)

Discontinued operations:
	Loss from operations of
	  Tropical Systems, Inc.                         		(480)	              --
	Loss on disposal 		                                (250)               --
                                                --------      ------------
	Loss from discontinued operations	               	 (730) 	             --
                                                --------      ------------
Net income (loss)	                                $	(918)           $	(218)
	                                           		==========       	==========

Per share
  Continuing operations	                           	(.03)            	(.06)
  Discontinued operations                         		(.13)               --
                                              ----------        ----------
	Net income (loss)                               	$	(.16)          	$ (.06)
                                           			==========       	==========

Average number of common shares outstanding		 5,746,751 	 4,102,748
                                              =========   =========

                       InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                  (In thousands)

                                                   Six Months Ended June 30,
	                                  						          1996            1995
Net cash used by operating
activities                                     	$   (657)        $   (141)
                                                --------         --------
Cash flows from investing activities:
	Acquisition of fixed assets		                    (7,242)	           (239)
	Proceeds from sale of trading business            		482             	265
	Additions to other assets	                        	(210)              --
	Advances to subsidiaries & affiliates		            (546)              --
                                                --------         --------
	Net cash provided (used)
	    in investing activities                   	$ (7,516)        $     26
                                                --------         --------
Cash from financing activities:
	Net borrowings                                     		--             	114
	Repayments of long-term debt	                     	(781)           	(165)
	Proceeds from promissory note                   		7,267             	135
	Exercise of common stock warrants	                  	--             	165
	Issuance of common stock		                        2,035 	             --
                                                --------          -------
Net cash provided by financing activities		        8,521              249
                                                --------          -------
Net increase (decrease) in cash		                    348	             134
Cash at beginning of period		                          6 	             32
                                               ---------         --------
Cash at end of period                         	$	    354         $    166
	                                              =========         ========
Cash paid during the periods for:
   Interest                                   	$    	353        	$    385
   Taxes                                      	$	     27        	$     24


                        InterSystems, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                               June 30, 1996

Note 1.	The accompanying condensed consolidated financial statements are
      		unaudited, but, in the opinion of management, include all adjustments
      		(consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of  operations.
        Interim results are not necessarily indicative of results for a full year.

Note 2.	In April 1993, the Company sold the net assets and operations related
        to	the Company's Trading Business to certain members of management.
        The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at June 30, 1996, have aggregate future minimum rentals of approximately $525,000.

      		The Company negotiated a settlement for the early collection of the
	      	non-interest bearing non compete portion of the note receivable for the
	      	sale of the Trading Business.  Under the negotiated terms, the Company
	      	agreed to accept $215,000 as full payment of the note, thereby resulting
	      	in a charge of $45,000 in the first quarter 1996.

Note 3.	During the six months ended June 30, 1996, $424,750 principal amount of
      		8% convertible debentures were converted into 294,154 shares of common
      		stock and $50,000 principal amount of 10% convertible debentures were
      		converted into 27,322 shares of common stock.

Note 4.	The Company is proceeding with negotiations for the acquisition of
      		Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak")
        from Helm Resources, Inc. ("Helm"), which currently owns
        approximately 24% of the Company's outstanding shares of Common Stock.
        If an agreement is reached, the acquisition would be subject to a number
        of conditions,	including the Company's arranging financing to complete
        the acquisition and stockholder approval.  The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment.  It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock.  Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastic producers and distributors.

Note 5.	On January 26, 1996, Chemtrusion entered into an exclusive long-term
      		contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana.  The estimated cost of the plant is expected to be approximately $12.7 million.  Interim financing for the construction of the
      		plant has been provided by Mitsubishi Bank. Once Chemtrusion has obtained permanent financing, the joint venture partners will guarantee such debt.  As of June 30, 1996, approximately $7.151 million
        has been funded from the construction financing loan 	and the related
        liability and construction in progress asset has been recorded in the consolidated financial statements. The plant is expected to be completed and fully operational by August 31, 1996.

Note 6.	On December 1, 1995, the Company commenced a private placement of
      		Units consisting of 40,000 shares of Common Stock and 20,000 Common
	      	Stock Purchase Warrants for $55,000 per Unit. The Company
	      	sold 39 Units, which yielded over $2,100,000 in proceeds to the
        Company.  These proceeds were used to repay debt, to provide working capital and to provide in part funds for the proposed Interpak acquisition.

      		The warrants are exercisable beginning July 15, 1996 through January 15,
        2000 at an exercise price of $1.80 per share, the warrants may be called by the Company at $.05 per warrant if during the three year period following the effectiveness of a Registration Statement covering the shares and shares underlying the warrants, the closing price of the
        Company's common stock equals or exceeds $2.50 per share for at least
        thirty consecutive trading days.	Holders of the units have the right at
        the end of the two year period following the effectiveness of a
        Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $ 1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive days.

Note 7.	In March 1995, the Financial Accounting Standards Board issued
	      	Statement of Financial Accounting Standards No. 121 "Accounting for
	      	Impairment of Long-Lived Assets to be Disposed Of" (SFAS No.121).
      		SFAS No. 121 requires, among other things, that impairment losses on
	      	assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing
      		operations.  The Company  adopted SFAS No. 121 in 1996 and its
      		implementation did not have a material effect on the 	consolidated
        financial statements.

      		In October 1995, The Financial Accounting Standards Board issued
      		Statement of Financial Accounting Standards No. 123, "Accounting for
      		Stock-Based Compensation,"  (SFAS No. 123).  SFAS No. 123
      		encourages entities to adopt the fair value method in place of the
      		provisions of Accounting Principles Board Opinion No. 25, "Accounting
      		for Stock Issued to Employees"(APB No. 25), for all arrangements under which employees receive shares of stock or other equity instrument of the employer or the employer incurs liabilities to employees in amounts
      		based on the price of its stock.  The Company did not adopt
	      	the fair value method encouraged by SFAS No. 123 and will continue to
      		account for such transactions in accordance with APB No. 25.  However,
      		the Company will be required to provide additional disclosures for the
      		1996 annual financial statements providing pro forma effects as if the
      		Company had elected to adopt SFAS No. 123.

Note 8.	As of June 30, 1996, the Company adopted a plan to dispose of its Miami
      		based subsidiary Tropical Systems, Inc. ("TSI") through sale or liquidation. Management is currently seeking companies that may have an interest in purchasing TSI as well as considering the sale of TSI to certain members of management.

      		Financial results of TSI are as follows:

      		Operating data

                                      						Three Months Ended June 30,
					                                       		1996	            	1995
                        		Sales	          			$ 738            $    0
                                            ------            ------
	                        	Net loss		      		(  328)		              0
					                                      		=====            		====

				                                      		Six Months Ended June 30,
				                                       			1996            		1995

                       	 	Sales			         		$ 1,889         	$   0
                                             -------          -----
                        		Net loss	     		  	(   480)             0
		                                       					======           ====

ITEM 2. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       		CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations consist of the custom compounding business operated by Chemtrusion and the designing, manufacturing, selling and leasing of equipment for the industrial sectors of the economy operated by InterSystems, Nebraska.

RESULTS OF OPERATIONS
Three Month Periods Ended June 30, 1996 and 1995

There was an increase of $1,161,000 (29.8%) in net sales for the three month period ending June 30, 1996 (the "1996 period") compared to the three month period ending June 30, 1995 (the "1995 period"). The sales increase was primarily attributable to higher sales volumes of bulk materials handling equipment at InterSystems Nebraska ($1,239,000). Chemtrusion's sales decreased $78,000 due to a decrease in tolling volume. Tolling volume has increased in July to levels comparable to historical averages.

Gross profit as a percentage of sales was 28.3% in the 1996 period as compared to 33.3% in the 1995 period. Chemtrusion's gross profit as a percentage of sales decreased to 21.9% in the 1996 period from 30.8% in the 1995 period because of increased labor costs and property taxes. Nebraska's gross profit as a percentage of sales was 29.8% in the 1996 period as compared to 34.1% in the 1995 period. The decrease was a result of sales of lower margin products at Nebraska.

The Company's selling, general and administrative expenses increased by $257,000 (24.0%) in the 1996 period as compared to the 1995 period. Nebraska's expenses increased $188,000 primarily due to an increase in personnel, operating lease costs and other general and administrative expenses associated with the increased production capacity of the plant expansion.

Interest expense decreased $61,000 in the 1996 period as compared to the 1995 period. The decrease was primarily a result of lower interest costs at the Parent company as a result of conversions of 8% and 10% subordinated debentures.

The loss of $328,000 from discontinued operations represents the net loss of Tropical Systems, Inc. for the three months ended June 30, 1996 and $250,000 is the estimated loss on disposal.

RESULTS OF OPERATIONS
Six Month Periods Ended June 30, 1996 and 1995

There was an increase of $1,812,000 (25.4%) in net sales for the six month period ending June 30, 1996 (the "1996 period") compared to the six month period ending June 30, 1995 (the "1995 period"). Chemtrusion's sales decreased $145,000 (7.2%) due to a decrease in tolling volume. Tolling volume has increased in July to levels comparable to historical averages. InterSystems Nebraska's sales increased $1,957,000 (38.2%) in the 1996 period as compared to the 1995 period. The sales increase was a result of higher sales volumes of bulk material handling equipment.

Gross profit as a percentage of sales decreased to 30.6% in the 1996 period as compared to 32.4% in the 1995 period. Chemtrusion's gross profit as a percentage of sales decreased to 21.57% in the 1996 period from 31.23% in the 1995 period. The decrease was primarily attributable to increased labor costs and property taxes. Nebraska's gross profit as a percentage of sales remained relatively constant at 32.3% in the 1996 period and in the 1995 period.

Selling, general and administrative expenses increased $411,000 (18.9%) in the 1996 period as compared to the 1995. Nebraska's expenses increased $315,000 as a result of an increase in personnel, operating lease costs, and other general and administrative expenses associated with the increased production capacity of the plant expansion.

The loss of $480,000 from discontinued operations represents the net loss of Tropical Systems, Inc. for the six months ended June 30, 1996 and $250,000 is the estimated loss on disposal.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended June 30, 1996 amounted to $657,000; $7,267,000 was provided by proceeds from notes primarily for the construction of the facility in Indiana; $2,035,000 was provided from issuance of common stock; $482,000 was provided by proceeds from collections on the notes for the sale of the Trading Business. Use of funds includes $7,242,000 for purchases of fixed assets primarily for the Indiana facility; $781,000 for payments on notes and $546,000 was advanced to subsidiaries and affiliates. Cash increased during the period by $348,000.

Parent Company

The Company is proceeding with negotiations for the acquisition of Interpak Holdings, Inc. headquartered in Houston, Texas ("Interpak") from Helm Resources, Inc. ("Helm"), which currently owns approximately 24% of the Company's outstanding shares of Common Stock. If an agreement is reached, the acquisition would be subject to a number of conditions, including the Company's arranging financing to complete the acquisition and stockholder approval. The Company may be required to undertake a debt or equity financing to have sufficient available funds to pay any cash down payment. It is expected that the purchase price will be paid with a combination of cash, the assumption of certain Helm debentures and the issuance to Helm of shares of common stock. Interpak is a custom-packager of thermoplastic resins and also provides warehousing services to plastic producers and distributors.

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

InterSystems Nebraska

InterSystems Nebraska manufactures products to meet customer specifications. InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,500,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in excess of the financial institution's base lending rate. At June 30, 1996 InterSystems borrowing rate was 9.75%. At June 30, 1996 outstanding borrowings were $1,410,000.

InterSystems Nebraska also entered into an agreement with the bank for an additional $250,000 with interest at the bank's prime plus .5% and is due on September 30, 1996. The agreement has the same loan covenants and collateral as defined above. In addition, a limited partnership, owned by Helm and certain of its officers, has guaranteed the additional borrowings. The Company believes these credit facilities are sufficient to finance InterSystems Nebraska's present operations.

InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby increasing total square footage under use to 70,000 square feet.

The expansion and automation was designed to render the combined facility efficient and state of the art without changing the present workforce, and to increase manufacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $250,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both of their facilities. This equipment financing is pursuant to a 9.25% term loan agreement which InterSystems Nebraska entered into with a bank in December 1995. The agreement has substantially the same loan covenants and collateral as the revolving credit agreement previously described, in addition to requiring the maintenance of minimum debt service ratio. The plant expansion is essentially complete and fully operational.

Chemtrusion

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires in September 1996. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable. As of August 7, 1996, the line of credit was fully utilized.

On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The estimated cost of the plant is expected to be approximately $12.7 million.

The agreement states that the joint venture partners will provide the interim financing for the construction of the plant until Chemtrusion can obtain permanent financing, at which time the joint venture partners will guarantee such debt. As of June 30, 1996, approximately $7.151 million has been funded from the construction financing loan and the related liability and construction in progress asset has been recorded in the consolidated financial statements. The plant is expected to be completed and fully operational by August 31, 1996.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (32% of annual revenues in 1995 were recorded, exclusive of Tropical). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency.
As of June 30, 1996, InterSystems backlog was $3,121,000 compared to $3,372,000 as of June 30, 1995. Subsequent to June 30, 1996, the backlog at Nebraska has decreased to $2.4 million as a result of faster processing of orders attributable to the plant expansion.





                                       11 of 12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             							INTERSYSTEMS, INC.




Dated:  August  14, 1996				                         /s/ Fred S. Zeidman
                                                     -------------------
                                              							Fred S. Zeidman
                                               						President
                                              							Chief Executive Officer