Form 10QSB
period 1996-09-30
INTERSYSTEMS INC /DE/
filed 1996-11-14
CIK 806011

                         FORM 10-QSB

              SECURITIES AND  EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended September 30, 1996

                               OR

 []TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           EXCHANGE ACT

 For the transition period from __________ to __________

                  Commission File Number    1-9547
                                            ------

                        INTERSYSTEMS, INC.
                        ------------------

       (Exact Name of registrant as specified in charter)

                 Delaware                  13-3256265
         --------------------         ---------------------
     (State or other jurisdiction         IRS Employer
   of incorporation or organization) (Identification number)

                        8790 Wallisville Road
                        Houston, Texas  77029
                        ---------------------
               (Address of principal executive offices)
                             (Zip Code)

                            713-675-0307
------------------------------------------------------------
       (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __x__    No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 1996 there were 6,378,341 shares of the Company's common stock, par value $.01 per share, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Balance Sheet
                             September 30, 1996
                         (In thousands, unaudited)
Assets
------
CURRENT ASSETS:
     Cash                                               $         380
     Trade Receivables                                          4,067
     Inventories                                                1,951
     Prepaid expenses and other                                   245
     Due from Helm Resources, Inc. And Subsidiaries               387
                                                         ------------
                                                                7,030

     Equipment and leasehold improvements, net                 17,416
     Other Assets                                                 671
                                                         ------------
                                                         $     25,117
                                                         ============
                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $     1,949
     Current portion of long-term debt                           743
     Accounts payable                                          1,953
     Accrued expenses                                            849
                                                         ------------
                                                               5,494

Convertible subordinated debentures                            2,323
Construction financing                                        12,924
Long term debt - net of current portion                        1,825

COMMON STOCK SUBJECT TO REDEMPTION-
     PRIVATE PLACEMENT                                         1,997

SHAREHOLDER'S EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 6,378
       shares issued and outstanding                              64
Additional paid-in capital                                     3,538
Retained earnings (deficit)                                   (3,048)
                                                         ------------
TOTAL SHAREHOLDER'S EQUITY                                       554
                                                         ------------
                                                         $    25,117
                                                         ============
                             Page 2 of 13

                InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statements of Income
        (In Thousands, Except Per Share Amounts, Unaudited)

                                      Three months ended September 30
                                             1996             1995
                                             ----             ----

Net Sales                                $   5,855       $    4,747
Cost of Sales                                4,229            3,254
                                         ---------       ----------
     Gross Profit                            1,626            1,493

Selling, general and administrative
     expenses                                1,394            1,215
                                         ---------       ----------

     Operating income                          232              278

Interest income                                (12)             (16)

Interest expense                               178              210

Acquisition costs                               --               25
                                         ---------       ----------

Net income                               $      66       $       59
                                         =========       ==========

Per share net income                     $     .01       $      .01
                                         =========       ==========

Average number of common shares
outstanding                              6,378,135        4,362,589
                                         ---------        ---------

                 InterSystems, Inc. And Subsidiaries
              Condensed Consolidated Statements of Income
          (In Thousands, Except Per Share Amounts, Unaudited)

                                       Nine months ended September 30
                                             1996             1995
                                             ----             ----
Net sales                                $  14,826        $  11,906
Cost of sales                               10,453            8,093
                                         ---------        ---------
     Gross Profit                            4,373            3,813

Selling, general and administrative
     expenses                                3,980            3,365

Settlement of note receivable-
     sale of Trading Business                   48               --
                                         ---------        ---------
     Operating income (loss)                   345              448

Interest income                                (32)             (55)

Interest expense                               501              613

Acquisition costs                               --               49
                                         ---------        ---------
Loss from continuing operations               (124)            (159)

Discontinued operations:
     Loss from operations of
     Tropical Systems, Inc.                   (480)              --
     Loss on disposal                         (250)              --
                                         ---------        ---------
     Loss from discontinued operations        (730)              --
                                         ---------        ---------
Net income (loss)                        $    (854)       $    (159)
                                         =========        =========

Per Share
     Continuing operations                    (.02)            (.04)
     Discontinued operations                  (.12)              --
                                         ---------        ---------
       Net income (loss)                 $    (.14)       $    (.04)
                                         =========        =========

Average number of common shares
outstanding                              5,946,243        4,156,159
                                         ---------        ---------

                  InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statement of Cash Flows
                           (In thousands)

                                          Nine months ended September 30
                                                1996             1995
                                                ----             ----
Net cash used by operating activities       $   (1,335)       $    (43)
                                            -----------       ---------

Cash flows from investing activities:
     Acquisition of fixed assets               (12,571)           (328)
     Proceeds from sale of trading business        482             265
     Additions to other assets                    (230)             --
     Advances to subsidiaries & affiliates        (489)             --
                                            -----------       ---------
     Net cash provided (used)
       in investing activities              $  (12,808)       $    (63)
                                            -----------       ---------

Cash from financing activities:
     Net borrowings                                 --              38
     Repayments of long-term debt                 (709)           (315)
     Proceeds from promissory notes             13,204             220
     Issuance of common stock                    2,022             170
                                            -----------       ---------
Net cash provided by financing activities       14,517             113
                                            -----------       ---------
Net increase (decrease) in cash                    374               7
Cash at beginning of period                          6              32
                                            -----------       ---------
Cash at end of period                       $      380        $     39
                                            ===========       =========

Cash paid during the periods for:
Interest                                    $      482        $    517
Taxes                                       $       30        $     30

                 InterSystems, Inc. And Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                           September 30, 1996

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

NOTE 2. In April, 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at September 30, 1996, have aggregate future minimum rentals of approximately $500,000.

The Company negotiated a settlement for the early collection of the non-interest bearing non compete portion of the note receivable for the sale of the Trading Business. Under the negotiated terms, the Company agreed to accept $215,000 as full payment of the note, thereby resulting in a charge of $48,000 in 1996.

NOTE 3. During the nine months ended September 30, 1996, $424,750 principal amount of 8% convertible debentures were converted into 294,154 shares of common stock and $62,500 principal amount of 10% convertible debentures were converted into 36,792 shares of common stock.

NOTE 4. The Company's Board of Directors met on October 29, 1996 and resolved to terminate discussions with Helm Resources, Inc. ("Helm") concerning the previously announced proposed acquisition of Interpak Holdings, Inc. ("Interpak") from Helm. Helm currently owns approximately 23% of the Company's outstanding shares of Common Stock. After several months of negotiations, the Acquisition Committee of the Company's Board of Directors and Helm have been unable to reach an agreement as to price, nor has the Company been able to arrange financing to complete the acquisition. Interpak is a custom-packager of thermoplastic resins and also provides warehousing and delivery services to plastics producers and distributors.

NOTE 5. On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct and operate a thermoplastics compounding plant in Jeffersonville, Indiana. The original estimated cost of the plant was expected to be approximately $12.7 million.

The revised estimate is $13.4 million. Interim financing for the construction of the plant has been provided by Mitsubishi Bank. Once Chemtrusion has obtained permanent financing, the joint venture partners will guarantee such debt. As of September 30, 1996, approximately $12.924 million has been funded from the construction financing loan and the related liability and construction in progress asset have been recorded in the consolidated financial statements. The plant is fully operational as of October 15, 1996.

NOTE 6. On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company.

The warrants are exercisable through January 15, 2000 at the exercise price of $1.80 per share. The warrants may be called by the Company at $.05 per warrant if during the three year period following the effectiveness of a Registration Statement (August 9, 1996) covering the shares and shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days. Holders of the units have the right at the end of the two year period following the effectiveness of a Registration Statement (August 9, 1996) covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive days.

NOTE 7. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed Of" (SFAS No.121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains and losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.

In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employee incurs liabilities to employees in amounts based on the price of its stock. The Company did not adopt the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures for the

1996 annual financial statements providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

NOTE 8. As of June 30, 1996, the Company adopted a plan to dispose of its Miami based subsidiary Tropical Systems, Inc. ("TSI") through sale or liquidation.

Financial results of TSI are as follows:

Operating data
                                     Three Months Ended September 30,
                                          1996         1995
                                          ----         ----
Sales                                    $   734      $     0
                                         -------      -------
Net loss                                    (161)           0
                                         =======      =======

                                     Nine Months Ended September 30,
                                          1996         1995
                                          ----         ----
Sales                                    $ 2,623      $     0
                                         -------      -------
Net loss                                    (587)           0
                                         =======      =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Three Month Periods Ended September 30, 1996 and 1995
-----------------------------------------------------

There was an increase of $1,108,000 (23.4%) in net sales for the three month period ending September 30, 1996 (the "1996 period") compared to the three month period ending September 30, 1995 (the "1995 period"). The sales increase was primarily attributable to Chemtrusion's new Indiana project ($624,000), as well as increased tolling volume ($95,000) at Chemtrusion, Texas. In addition, higher sales volume of bulk materials handling equipment at InterSystems Nebraska ($389,000) contributed to the overall increase.

Gross profit as a percentage of sales was 27.8% in the 1996 period as compared to 31.4% in the 1995 period. Chemtrusion's gross profit as a percentage of sales decreased to 27.6% in the 1996 period from 31.1% in the 1995 period. Chemtrusion's order volume increased in the third quarter 1996 from the second quarter 1996 which required additional labor costs for processing. In addition, Chemtrusion incurred downtime for equipment refurbishing in the third quarter 1996. Increased production is expected in the fourth quarter 1996. Nebraska's gross profit as a percentage of sales was 27.9% in the

1996 period as compared to 31.5% in the 1995 period. The decrease was primarily a result of an increase in sales of lower margin products.

The Company's selling, general and administrative expenses increased by $179,000 (17.2%) in the 1996 period as compared to the 1995 period. Chemtrusion's expenses increased $198,000 primarily due to the addition of Indiana expenses for the third quarter 1996.

Interest expense decreased $32,000 in the 1996 period as compared to the 1995 period. The decrease was primarily a result of lower interest costs at the Parent company as a result of conversions of 8% and 10% subordinated debentures.

RESULTS OF OPERATIONS
---------------------
Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

There was an increase of $2,920,000 (24.6%) in net sales for the nine months ending September 30, 1996 (the "1996 period") compared to the nine months ended September 30, 1995 (the "1995 period"). Chemtrusion's sales increased $573,000 (19.0%) due to the new Indiana project ($624,000). However, a decrease in tolling volume in the early part of the year at Chemtrusion, Texas somewhat offset this growth. InterSystems Nebraska's sales increased $2,347,000 (26.4%) in the 1996 period as compared to the 1995 period as a result of higher sales volume of bulk material handling equipment.

Gross profit as a percentage of sales decreased to 29.5% in the 1996 period as compared to 32.1% in the 1995 period. Chemtrusion's gross profit as a percentage of sales decreased to 24.4% in the 1996 period from 31.2% in the 1995 period. In the first six months of 1996, Chemtrusion was adversely impacted by a lower plant utilization rate due to an interruption in feedstock supply from one of its customers, an internal restructuring by another customer and concentration on the startup of the Indiana facility. Production increased in the third quarter and is expected to continue through the fourth quarter. Nebraska's gross profit as a percentage of sales dropped slightly to 31.2% in the 1996 period from 32.6% in the 1995 period. This was primarily a result of an increase in sales of lower margin products and increased operating costs associated with the plant expansion.

Selling, general and administrative expenses increased $615,000 (19.2%) in the 1996 period as compared to the 1995. Nebraska's expenses increased $352,000 as a result of an increase in personnel, operating lease costs, and other general and administrative expenses associated with the increased production capacity of the plant expansion. Chemtrusion's expenses increased $181,000 primarily due to the addition of Indiana expenses for the third quarter 1996.

Interest expense decreased $112,000 in the 1996 period as compared to the 1995 period. The decrease was primarily a result of lower interest costs at the Parent company as a result of conversions of 8% and 10% subordinated debentures.

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities for the nine months ended September 30, 1996 amounted to $1,335,000; $13,204,000 was provided by proceeds from notes primarily for the construction of the facility in Indiana; $2,022,000 was provided from issuance of common stock and $482,000 was provided by proceeds from collections on the notes for the sale of the Trading Business. Use of funds includes $12,571,000 for purchases of fixed assets primarily for the Indiana facility; $709,000 for payments on notes and $489,000 was advanced to subsidiaries and affiliates. Cash increased during the period by $374,000.

Parent Company
--------------
The Company's Board of Directors met on October 29, 1996 and resolved to terminate discussions with Helm Resources, Inc. ("Helm") concerning the previously announced proposed acquisition of Interpak Holdings, Inc. ("Interpak") from Helm. Helm currently owns approximately 23% of the Company's outstanding shares of Common Stock. After several months of negotiations, the Acquisition Committee of the Company's Board of Directors and Helm have been unable to reach an agreement as to price, nor has the Company been able to arrange financing to complete the acquisition. Interpak is a custom-packager of thermoplastic resins and also provides warehousing and delivery services to plastics producers and distributors.

On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. The offering contains redemption features if certain conditions are not met. See note 7 to the consolidated financial statements.

InterSystems Nebraska
---------------------

InterSystems Nebraska manufactures products to meet customer specifications. InterSystems Nebraska is a party to a credit agreement that provides for advances of up to $1,500,000 secured by accounts receivable and inventory. Interest on borrowings is .5% in September 30, 1996, Nebraska's borrowing rate was 9.75% and outstanding borrowings were $1,445,000.

InterSystems Nebraska also entered into an agreement with the bank for an additional $250,000 with interest at the bank's prime plus .5% and is due on February 11, 2001. The agreement has the same loan covenants and collateral as defined above. In addition, a limited partnership, owned by Helm and certain of its officers, has guaranteed the additional borrowings. The Company believes these credit facilities are sufficient to finance InterSystems Nebraska's present operations.

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

Chemtrusion
-----------

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires in September 1997. The agreement bears interest at 10.25% and is collateralized by Chemtrusion's accounts receivable. As of October 29, 1996, the line of credit was fully utilized.

On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement requires Chemtrusion to construct and operate a thermoplastics compounding plant in Jeffersonville, Indiana. The original estimated cost of the plant was expected to be approximately $12.7 million. The revised estimate is $13.4 million.

The agreement states that the joint venture partners will provide the interim financing for the construction of the plant until Chemtrusion can obtain permanent financing, at which time the joint venture partners will guarantee such debt. As of September 30, 1996, approximately $12.924 million has been funded from the construction financing loan and the related liability and construction in progress asset have been recorded in the consolidated financial statements. The plant is fully operational as of October 15, 1996.

Seasonality
-----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the third quarter (32% of annual revenues in 1995 were recorded, exclusive of Tropical). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of September 30, 1996, InterSystems' backlog was $2,444,000 compared to $2,317,000 as of September 30, 1995. Subsequent to September 30, 1996, the backlog at Nebraska has increased to $2,751,000.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.



Dated: November 14, 1996               /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer