Form 10KSB
period 1996-12-31
INTERSYSTEMS INC /DE/
filed 1997-04-15
CIK 806011

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

     [XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For Fiscal Year Ended December 31, 1996
                                          or
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934   [No Fee Required]   For the transition period
          __________________ to __________________.
                               Commission File No. 1-9547

                                    INTERSYSTEMS, INC.
                    (Name of Small Business Issuer in its charter)
     ___________DELAWARE____________        _____________13-3256265_____________
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                  8790 Wallisville Road, Houston, Texas        77029
               (Address of principal executive offices)      (Zip Code)

            Issuer's telephone number, including area code:  (713) 675-0307

              Securities registered pursuant to Section 12(b) of the Act:
        Title of each class          Name of each exchange on which registered
     Common Stock, $.01 par value               American Stock Exchange
     Common Stock Purchase Warrants             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the year ended December 31, 1996 were $20,387,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $4,433,915, based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on April 3, 1997, which was $1.00.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 3, 1997: 6,386,623

     Documents incorporated by reference:  NONE
     Transitional Small Business Format: Yes ____  No __X__

             PAGE 1 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                        PART I
     ITEM 1: BUSINESS
     Introduction and Business Development

     InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's two principal lines of business today consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"). For each of the two years ended December 31, 1996 and 1995, approximately 71% and 75%, respectively, of the Company's revenues were attributable to the business of InterSystems Nebraska and approximately 29% and 25%, respectively, of the Company's revenues were attributable to the business of Chemtrusion. Information regarding the dollar amount of revenues, operating profit and identifiable assets for each of the Company's lines of business is included in Note 15 to the Company's consolidated financial statements.

     The Company had revenues from continuing operations of $20,387,000 and $15,703,000, respectively, for the years ended December 31, 1996 and 1995. For these same periods, losses from continuing operations were ($399,000), and ($478,000), respectively. The total losses for the years ended December 31, 1996 and 1995 were ($2,319,000) and ($695,000), respectively. The loss from discontinued operations was ($1,920,000) in 1996 and ($217,000) in 1995 of which ($1,440,000) was incurred in 1996 on the disposal of the Company's Tropical Systems, Inc. subsidiary discussed below.

     Recent Developments

     At June 30, 1996, the Company elected to discontinue the operations of its Tropical Systems, Inc. ("Tropical") subsidiary in Miami. Tropical was engaged in the business of manufacturing and selling hurricane resistant window and door products. This decision was reached after the Company determined that the cost to continue the business was significantly greater than originally projected, and would have a negative impact on the financial situation of InterSystems Nebraska, which was financing Tropical. See "Discontinued Operations--Tropical Systems, Inc." on page 8.

     In 1995, the Company announced that it was pursuing the possible acquisition of Interpak Terminals, Inc. ("Interpak") from Interpak Holdings, Inc. ("Holdings"), a subsidiary of Helm Resources, Inc., the Company's principal stockholder ("Helm"). Interpak is a custom-packager of thermoplastic resins and also provides warehousing and delivery services to plastics producers and distributors. In late October 1996, the Company's board of directors resolved to terminate discussions with Helm and Holdings concerning the acquisition of Interpak since after months of discussions, the board's Acquisition Committee could not reach an agreement with Helm as to price, nor was the Company able to arrange financing to complete the acquisition.

     In January 1997, the board of directors reconsidered the acquisition of Interpak and offered to purchase Interpak from Holdings for

             PAGE 2 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 approximately $3.1 million consisting of a cash down payment of $400,000 and the balance payable in cash and stock over two and one half years. This purchase price was less than that originally sought by Helm and Holdings, and the structure of the payment of the consideration eliminated the need for third party financing, which the Company was not able to obtain on acceptable terms during the original negotiations. The board remained interested in Interpak if the price and financing issues could be overcome since the thermoplastic resins custom-packaging and warehousing services performed by Interpak would complement the resins custom compounding operations of the Company's Chemtrusion subsidiary.

     The board of directors sought an opinion of an independent financial appraiser to the effect that the consideration to be paid by the Company to acquire Interpak is fair to the Company and to its shareholders from a financial point of view. In addition, stockholder approval of the issuance of shares of common stock as repayment of the promissory note issued as partial consideration for this acquisition would be required prior to issuance of the shares.

     At a meeting of the board of directors in March 1997, the board resolved not to proceed with this acquisition because it was unable to satisfy certain conditions to the consummation of the acquisition, and discussions with Helm were terminated. Shortly thereafter, Helm announced that it has entered into negotiations for the sale of Interpak to a European corporation.
                           ---------------------------

     THE BUSINESS OF INTERSYSTEMS NEBRASKA

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

     Automatic samplers. Automatic samplers are used to sample materials such as powders, pellets, granules and liquids in gravity, pneumatic or liquid applications. Samplers are used at different stages of a material handling or production process to take a random sample of the products being received, produced or transported. Automatic samplers are sold to customers in substantially all businesses served by InterSystems Nebraska and can be adapted to extreme applications, such as high temperatures, toxic materials and non-standard pressures.

             PAGE 3 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     Truck and Rail Probes. Truck and rail probes are used to mechanically sample commodities being received by truck or railcar to determine quality. Either a core or a compartmentalized probe is hydraulically inserted into the load and a sample is retrieved. Examples of commodities that can be sampled using truck and rail probes include grains, soymeal, sunflowers, flax, cranberries and wood chips.

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

     Bulk Weighing Systems. Bulk weighing systems are used to weigh free flowing bulk commodities that are being continuously loaded into trucks, railcars, barges or ships. During the weighing operation, information can be obtained and assessed without interrupting the material flow process. A typical system includes a structure with several hoppers and an electronic package that controls the weighing operation. These systems are generally sold for the bulk weighing of grains, oil, flour, soymeal and fertilizer.

                                Sales and Marketing

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

     Intersystems Nebraska's other products are sold by 6 sales personnel who are employees of the Company. In addition, InterSystems Nebraska leases its agricultural automatic sampling systems. In this circumstance, InterSystems Nebraska typically enters into a three-year agreement with its customer, generally a grain elevator, pursuant to which InterSystems Nebraska installs the sampling system and maintains the system on a continuing basis. In consideration for these services,

             PAGE 4 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 the customer agrees to pay InterSystems Nebraska monthly for each sample drawn and to pay for a minimum number of samples during each l2-month period.

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

                                   Manufacturing

     InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its two Omaha facilities with a combined area of 70,000 square feet, of which approximately 60,000 square feet are dedicated to manufacturing operations. The subsidiary utilizes robotics, integrated software and automated production systems in its manufacturing processes, and has invested in a CNC turret punch, computerized machining and fabrication equipment and automatic welding equipment.
     In addition, all engineering utilizes a Computer Aided Design (CAD) system.

                            Suppliers and Raw Materials

     The principal raw materials used by InterSystems Nebraska in its product manufacturing consist of steel, plastic and other stock, all of which are commonly available from numerous suppliers and vendors. InterSystems Nebraska has not experienced, nor does it reasonably anticipate, any material interruption in the supply of raw materials necessary to manufacture its products.

                               Backlog and Customers

     InterSystems Nebraska had a sales backlog of approximately $2,266,000 at December 31, 1996, compared with $2,309,000 at December 3l, 1995. All orders at December 3l, l996 are believed to be firm and are expected to be filled by December 3l, l997.

     During 1996, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1996 or 1995.
     InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

                                    Competition

     InterSystems Nebraska competes against numerous equipment manufacturers and suppliers of products similar to those it manufactures. Many of these manufacturers and suppliers have longer operating histories and greater resources than InterSystems Nebraska. Competition in the markets served by InterSystems Nebraska is mainly through product

             PAGE 5 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 quality and performance, competitive pricing, engineering expertise and timely service.
                               Patents and Trademarks

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

     THE BUSINESS OF CHEMTRUSION

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

                               Compounding Operations

     Chemtrusion provides custom compounding services using three twin screw extruders, various blenders and other equipment at its Houston facility and four twin screw extruders at its Mytex facility (discussed below). Based on the rated capacity of its equipment and given the current mix of the products manufactured by Chemtrusion, Chemtrusion's present annual manufacturing capacity is approximately 70 million pounds at its two facilities. 1996 production was approximately 23,820,635 pounds in Houston, compared to approximately 28,943,000 pounds in 1995. This decrease in Houston production is discussed in "Management's Discussion of Financial Condition and Results of Operations" on page 12. 1996 production at the Mytex facility, which began compounding operations in November 1996, was 5,444,731 pounds. 1997 aggregate production is expected to be considerably greater than 1996 after a full year of compounding activities at the Mytex facility.

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

             PAGE   6 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                   Mytex Facility

     In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

     Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As designed, the plant contains four production lines with an annual capacity of 35 million pounds of product, and contains sufficient space to add several additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time, with adjustment in the management fee payable to Chemtrusion.

     Mytex guaranteed the initial construction financing which had been provided by a financial institution. The plant was completed in October 1996. In January 1997, Mytex provided $14,000,000 permanent financing for the facility. See Note 5 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

     At this facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the exclusive benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion.

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

                              Suppliers and Raw Materials

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



             PAGE   7 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                  Sales and Marketing

     Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent consumers of compounded materials can learn of Chemtrusion's capabilites. Chemtrusion does not have an outside or field sales force. Chemtrusion believes its focus on quality has resulted in the development of stable, long-term customer relationships.

                                       Customers

     The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. For each of the last two fiscal years, approximately 70% to 80% of total revenues of the compounding business were attributable to between eight and ten regular customers. Of these, two customers, one of which is Mytex, accounted for approximately 36% and 35% of total revenues of the compounding business for the year ended December 31, 1996. One customer accounted for 77% of Chemtrusion's revenues in 1995. In addition, beginning in 1997, Mytex is expected to account for approximately one half of the Company's total revenues. The Company believes that the loss of either of these customers would have a material adverse effect on its business and revenues.

                                      Competition

     Chemtrusion competes with numerous compounding businesses, and its operations represent an insignificant percentage of the overall compounding activities in the United States. The primary competitive factors in compounding of resins are the ability to provide high quality, precise, high yield, value added services to the customer on a timely basis, in accordance with customer specifications. Price is typically a secondary concern due to the sophisticated or technological nature of the business. Chemtrusion has sought to position itself as a value added custom compounder capable of handling a broad spectrum of compounding jobs in a timely and precise manner.

                                      Seasonality

     Although there are minor fluctuations in demand for custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

     DISCONTINUED OPERATIONS: TROPICAL SYSTEMS, INC.

     InterSystems Nebraska, through a subsidiary, Tropical Systems, Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"), and entered into an operating agreement with Tropical, which was engaged in the business of manufacturing and selling commercial rolling doors and hurricane resistant

             PAGE   8 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56
     doors and shutters in South Florida, Latin American and the Caribbean. Under the operating agreement, Tropical (i) assigned to TSI its rights to sell, market and distribute its products and (ii) manufactured its products for the sole account of TSI, in exchange for the agreement of TSI to pay Tropical cost plus 1% for each product so manufactured. This was intended as an interim arrangement which could be terminated at any time by TSI, and which would be terminated upon the purchase by TSI of all of Tropical's assets and the assumption of certain liabilities of Tropical pursuant to the Letter of Intent. The consummation of the purchase was conditioned upon arranging the necessary financing to complete the purchase and obtaining clear title to the assets of Tropical, which were subject to various tax and other liens.

     The capital needs of TSI proved to be significantly greater than originally anticipated. While original estimates of the cost of clearing title to the assets of Tropical to be purchased by TSI remained at approximately $250,000, additional working capital was needed to maintain the day to day operating expenses of this division while marketing and sales were developed to cover future cash flow and working capital needs. For the year ended December 31, 1995, TSI recorded revenues of $852,000 and a net loss from operations of $217,000. For the six months ended June 30, 1996, TSI operated at a loss of $480,000. Working capital needs for this subsidiary through the end of 1996 were estimated at a minimum of approximately $500,000 to $750,000. TSI was unable to generate sufficient sales to meet its working capital needs, nor was TSI or its parent companies able to raise sufficient funds needed to fund TSI for the foreseeable future. Accordingly, at June 30, 1996, ISI elected to discontinue TSI operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Research and Development

     During the two fiscal years ended December 31, 1996 and 1995, the Company spent minimal amounts on research and development activities.

     Employees

     The Company currently employs 130 persons at Chemtrusion and 117 persons at InterSystems Nebraska, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities, as well as 8 persons in executive and administrative capacities who allocate their time between the Company and affiliated entities. None of the Company's employees are represented by a union. The Company believes that its labor relations are good.

     Environmental Matters

     The Company does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.




             PAGE   9 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 2: PROPERTIES

     The Company: The Company's executive offices are located at 8790 Wallisville Road, Houston, Texas where it shares 800 square feet of office space with Interpak Terminals, Inc. pursuant to a lease expiring in February 2003. The Company does not pay any rent in connection with this space.

     The Company shares occupancy with three other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and has a term of three years with an annual base rent of $99,000 for the first year, $103,500 for the second year and $108,000 for the third year. The three other corporations sharing this space are corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among the four corporations occupying the space.

     InterSystems Nebraska: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska, which was originally subject to a mortgage of $840,000 which matured in December 1996. The facility is subject to a second mortgage with respect to a $432,435.00 term loan due in September 1999.

     In November 1995, InterSystems Nebraska leased a facility comprising 30,000 square feet of additional manufacturing space in Omaha, thereby nearly doubling total square footage under use to 70,000 square feet. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

     In connection with the expansion into the second Omaha facility, the subsidiary arranged $1.1 million in operating leases and $250,000 in equipment financing for advanced robotics, software and other automated equipment to be installed in both its facilities.
     Installation was completed by the end of April 1996.

     Given the current mix of equipment manufactured by InterSystems Nebraska and its current pricing, the Company believes that InterSystems Nebraska utilized 70% of the productive capacity of its original facility in 1996 and 70% of the productive capacity of its second Omaha facility beginning in March 1996.

     InterSystems Nebraska also leases approximately 1,079 square feet of office space in Richardson, Texas for use as a regional sales office at an annual rental of approximately $13,600. This lease expires in December 1999, and is subject to renewal.

     Chemtrusion: Chemtrusion conducts its non-Mytex business in a leased 77,910 square foot facility located in Houston, Texas. The current annual rent is $217,200, and the lease expires in April 2002. The Company estimates that this facility operated at approximately 70% of the facility's practical capacity during 1996.

     The Mytex facility located in Jeffersonville, Indiana is a 178,000 square foot state-of-the-art compounding plant which is owned by Chemtrusion, but is subject to the right of Mytex to repurchase it

             PAGE 10 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 from Chemtrusion under certain circumstances. The facility is also subject to a mortgage of $14,000,000 to secure construction financing at 7% due in January 31, 2011. See "Business of Chemtrusion--Mytex Facility."

     The Company believes that its facilities and the facilities of its subsidiaries are adequate for the current and reasonably forseeable future needs.

     ITEM 3: LEGAL PROCEEDINGS

     At the present time, the Company is not a party to any lawsuits which are expected to have a material adverse effect on the business, operations or finances of the Company.

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None


                                      PART II

     ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              SECURITY HOLDER MATTERS

     a. Market Price and Holders. The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices on the respective dates of such quotations.

         Fiscal 1995                   High         Low
         First Quarter                $1 3/4       $1
         Second Quarter                1 1/2        1
         Third Quarter                 1 5/8        1 1/16
         Fourth Quarter                2 1/8        1 1/4

         Fiscal 1996
         First Quarter                $2 1/4       $1 3/8
         Second Quarter                1 15/16      1 1/4
         Third Quarter                 1 5/8        1 5/16
         Fourth Quarter                1 1/2        1

     The closing price of the Common Stock on April 3, 1997 was $1.00. As of April 1, 1997, there were, to the best of the Company's knowledge, approximately 165 holders of record (not beneficial holders) of the Company's Common Stock.

     b. Dividend Policy The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the forseeable future. Furthermore, InterSystems Nebraska is a party to certain debt agreements which prohibit the declaration or payment of cash dividends by InterSystems Nebraska. This prohibition has the practical effect or restricting the payment of dividends on the Company's common stock.
             PAGE  11 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Year Ended December 31, 1996 compared to December 31, 1995

     Sales increased $4,684,000 (30%) in 1996 to $20,387,000 compared to
     $15,703,000 in 1995.  Chemtrusion's sales increased $2,023,000 (51%)
     to $5,992,000 in 1996 from $3,696,000 in 1995 due to the third quarter 1996 start-up of the Mytex Polymers, Inc. dedicated facility located in Jeffersonville, Indiana (the "Mytex facility"). Essentially all revenue of both Chemtrusion locations is a result of toll processing. InterSystems Nebraska's sales increased $2,661,000 (22.7%) to $14,395,000 in 1996 from $11,732,000 primarily a result of the increase in sales volume of bulk material handling equipment afforded through the 1996 plant expansion.

     Gross margin as a percentage of sales decreased 2% to 29% as compared to 31% in 1995. Chemtrusion's gross margin decreased 3% to 28% in 1996 from 31% in 1995. In the first six months of 1996, Chemtrusion was adversely impacted by a lower plant utilization rate due to an interruption in feedstock supply from one of its customers, an internal restructuring by another customer and concentration on the start-up of the Mytex facility. Production increased in the third and fourth quarters of 1996. Nebraska's gross profit as a percentage of sales decreased to 30% in 1996 from 32% in 1995. This was primarily as a result of an increase in sales of lower margin products and increased operating costs associated with plant expansion.

     Selling, general and administrative expense increased $993,000 (21.8%) in 1996 while decreasing 2% as a percentage of sales. Nebraska's expenses increased $480,000 as a result of an increase in personnel. Operating lease costs and other general and administrative expenses associated with increased sales and the additional production capacity of the plant expansion. Chemtrusion's expenses increased $529,000 primarily due to the addition of the Mytex facility beginning in the third quarter of 1996.

     Interest expense increased approximately $87,000 in 1996 as compared to 1995 primarily due to interest incurred on the interim construction note after commencement of operations on the Mytex facility.

     For the six months ended June 30, 1996 and the year ended 1995, Tropical Systems, Inc. ("TSI"), the Company's discontinued operation, incurred operating losses of $480,000 and $217,000, respectively. During 1996, InterSystems Nebraska recorded a loss on the disposal of TSI totaling $1,440,000, which included $167,000 for operating losses from July 1, 1996 through September 30, 1996, the date TSI ceased operations. Of the total $1,440,000 recorded, $1,190,000 was recorded in the fourth quarter of 1996.

             PAGE  12 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     Liquidity and Capital Resources

     Cash provided by operating activities in 1996 amounted to $33,000. Proceeds from the note receivable from the sale of the trading business was $490,000; $13,912,000 was provided from proceeds of long-term debt to finance the construction of the Mytex facility; $154,000 was provided from the proceeds of the sale of fixed assets; $2,009,000 was provided from the proceeds of the Company's private placement; and $22,000 was provided from the sale of common stock. Fixed asset purchases amounted to $13,282,000, primarily for Chemtrusion's Mytex facility; and long-term debt repayments amounted to $1,860,000. At December 31, 1996, the Company had a net liability associated with discontinued operations of $547,000. There was a net increase in cash of $1,368,000 for the year ended December 31, 1996.

     The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated funding needs. There can be no assurances that management will be able to obtain such financing.

     Parent company. On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. The subscription agreement for this placement provides that the holders of units will have the right at the end of the two year period following the effective date of a registration statement covering the Shares (August 9, 1996), to cause the Company to redeem the Common Stock contained in the units, but not the Common Stock underlying the warrants, unless during such period the closing price of the common stock on the American Stock Exchange is at least $1.80 for any consecutive 30 trading days. The redemption price will equal $1.80 per share, plus interest accruing from the second anniversary of the effective date at 10% to be paid in four equal quarterly installments commencing 90 days after such second anniversary date.

     In April 1993, the Company sold the net assets and operations related to the Company's resins trading business to certain members of management. The Company remains liable under operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at December 31, 1996, have aggregate future minimum rentals of approximately $410,000.

     InterSystems Nebraska. InterSystems Nebraska ordinarily manufactures products to meet customer specification and, consequently, maintains relatively small amounts of inventory, most of which is required to meet existing contracts. At December 31, 1996, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At December 31, 1996, borrowings of $990,000 were outstanding under this agreement, bearing interest at the bank's base rate plus 1.25% (9.5% at December 31, 1996). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totalled

             PAGE 13 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 approximately $3,582,000 at December 31, 1996. In addition, the Company has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral.

     During 1996, InterSystems Nebraska entered into an agreement with the bank for an additional $250,000 loan with interest at the bank's prime plus .5% and a maturity date of February 11, 2001 in connection with the financing of equipment. The agreement has certain covenants that, among other things, require maintenance of a minimum debt service coverage ratio to allow for the payment of management fees, and also limit dividends and other payments to the Company or related entities. At December 31, 1996, InterSystems Nebraska was in technical violation of certain covenants, which have been waived through January 1998.

     InterSystems Nebraska also entered into an agreement with the bank for an additional $125,000 loan with interest at the bank's base rate plus .5% (10.25% at December 31, 1996) and a maturity date of May 31, 1997. Under the terms of this agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital and debt to worth ratios, and also limit the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. At December 31, 1996, InterSystems Nebraska was in violation of certain covenants, which have been waived through the maturity date.

     InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby increasing total square footage under use to 70,000 square feet. The expansion and automation was designed to render the combined facility efficient and state-of-the-art without changing the present workforce, and to increase manufacturing capacity to permit InterSystems Nebraska to meet its backlog, bring subcontracted work back into the plant and take on additional customers. In connection with the expansion, the subsidiary has arranged $1.1 million in operating leases and $250,000 in equipment financing (discussed above) for advanced robotics, software and other automated equipment to be installed in both of its facilities. This equipment financing is pursuant to a 9.25% term loan agreement which InterSystems Nebraska entered into with a bank in December 1995. The agreement has substantially the same loan covenants and collateral as the other debt agreements previously described. Subsequent to entering into the $1.1 million in leases, InterSystems Nebraska assigned the leases to the Company and entered into annual leases with the Company for the use of the machinery and equipment. The Company is accounting for these leases as capital leases. The leases between the Company and InterSystems Nebraska are accounted for as operating leases. The monthly payments required under the original leases range from $6,563 to $26,385 and expire in years through October 2001. The plant expansion is complete and fully operational.

     InterSystems Nebraska, through a subsidiary, Tropical Systems,Inc. ("TSI") signed a letter of intent in September 1995 (the "Letter of Intent") for the acquisition of the assets of The Tropical Manufacturing Group, Inc. headquartered in Miami, Florida ("Tropical"). Tropical was engaged in the business of manufacturing and selling commercial rolling doors and hurricane-resistant doors

             PAGE 14 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 and shutters in South Florida, Latin American and the Caribbean.
     As of June 30, 1996, the Company adopted a plan to dispose of this subsidiary. This decision was reached after the Company determined that the cost to continue this business was significantly greater than originally projected, and would have a negative impact on the financial condition of InterSystems Nebraska, which was financing TSI. The Company has provided a liability reserve for discontinued operations of $547,000. Accordingly, TSI has been presented as a discontinued operation in the consolidated financial statements.

     Chemtrusion. At December 31, 1996, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires September 5, 1997. The agreement bears interest at the bank's base rate plus 2% (10.5% at December 31, 1996) and is collateralized by Chemtrusion's accounts receivable and inventory. At December 31, 1996, Chemtrusion had borrowings outstanding totaling $298,000 under this line and the net book value of collateral totalled approximately $722,000. The agreement requires Chemtrusion, among other things, to maintain a certain minimum net worth and debt to equity ratios.

     On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct and operate a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totaled approximately $12,788,000, with interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was fully operational as of October 15, 1996. Management currently expects the project to provide significant annual net profits to Chemtrusion.

     On January 31, 1997, the joint venture provided the permanent financing for the facility totalling $14,000,000. The note payable bears interest at 7%, with interest only payments monthly for the first two years; thereafter the agreement requires monthly installments of $143,973, including interest, through January 2011. The note is collateralized by the facility.

     Chemtrusion will operate the plant exclusively for the joint venture under an initial term of five years, with the joint venture having the option to renew the agreement for two additional five year terms. In accordance with the agreement, Chemtrusion will bill the joint venture on a bi-monthly basis for the plant's operating costs along with a management fee.

     Upon expiration of the initial term or any renewal term or in the event of the termination of the agreement by default, as defined, the joint venture will have an option to purchase the plant at a price and on terms and conditions, as defined in the agreement. In the event that the joint venture does not renew the agreement at the end of the initial term or the end of the renewal term or either party terminates the agreement, as specified in the agreement, Chemtrusion has the right to require the joint venture to purchase the plant at a price and on the terms and conditions as defined in the agreement.

             PAGE  15 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     Subsequent to the year ended December 31, 1996, Chemtrusion entered into a loan agreement for $1,459,000 with a financial institution. Proceeds of the note were used to purchase certain equipment that was under capital lease at December 31, 1996, pay other related costs and provide $250,000 in working capital. The note is payable in monthly installments beginning April 1997 of $24,320, including interest at prime plus 1.5% through April 2002 and is collateralized by the equipment.

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

     Seasonality

     A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues are highest in the second and third quarter (29% of annual revenues was recorded in 1996). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency.

     New Accounting Pronouncements

     In March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than in currently used in accordance with Accounting Board Opinion (APB) No. 15. "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share to common shareholders by the weighted average of the number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

     Forward Looking Statements

     This annual report for the year ended December 31, 1996 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without

             PAGE 16 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," plans," "estimates," "anticipated" or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.


     ITEM 7: FINANCIAL STATEMENTS
     The financial statements filed as part of this report include:

              Report of Independent Certified Public          Page
              Accountants.....................................F-2

              Consolidated Balance Sheet as of
              December 3l, l996...............................F-3

              Consolidated Statements of
              Loss for the Years Ended
              December 3l, 1996 and 1995......................F-4

              Consolidated Statements of
              Shareholders' Equity (Capital Deficit)
              for the Years Ended December
              31, 1996 and 1995...............................F-5

              Consolidated Statements of
              Cash Flows for the Years Ended
              December 3l, 1996 and 1995......................F-6

              Notes to Consolidated Financial
              Statements......................................F-7 to F-22


     ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

             PAGE  17 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                      PART III

     ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and the Executive Officers of the Company are set forth below. In 1988, the Company adopted a classified Board of Directors. At each annual meeting, the successors to the class of directors whose term expires at that meeting are elected to serve a three-year term and until their successors are elected and qualified.

     Name                     Age        First Elected   Term Expires

     Daniel T. Murphy          58           1986            1997
     William Lurie             66           1995            1997

     Herbert M. Pearlman       64           1984            1998
     Fred S. Zeidman           50           1993            1998
     John E. Stieglitz         64           1991            1998

     David S. Lawi             62           1984            1999
     Walter M. Craig, Jr.      43           1993            1999

     Principal Occupation Over the Past Five Years and Other Directorships of Nominee or Director

     Herbert M. Pearlman Mr. Pearlman has been Chairman of the Company's Board of Directors since March l984. He has served as President, Chief Executive Officer and a Director of Helm Resources, Inc., a diversified public holding company and the holder of approximately 22% of the Company's common stock ("Helm"), since 1980. Since June 1984 he has been Chairman of the Board of Helm. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel") and is currently Chairman of Seitel's Executive Committee. Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry. In 1990, Mr. Pearlman became Chairman of the Board of Unapix Entertainment, Inc. ("Unapix"), an American Stock Exchange company which is engaged in marketing and distributing films and television products.

     Fred S. Zeidman Mr. Zeidman was appointed President, Chief Executive Officer and a Director of the Company in July 1993. He also serves as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins. Previously, Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditionaing and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financings.
             PAGE  18 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     Walter M. Craig, Jr. Mr. Craig has been President of Professionals' Financial Services, Inc., a Delaware corporation which is in the business of financing receivables of healthcare and other enterprises, since 1993. He has also served as President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies, and as President of the Fund, since 1993. Mr. Craig has been a Director of Seitel since 1987 and a director of Unapix since 1993. He has also served as a Director, Executive Vice President and Chief Operating Officer of Helm since 1993. Prior thereto, Mr. Craig served as Vice President for business and legal affairs for Helm.

     David S. Lawi Mr. Lawi has been Secretary of the Company since March 1984. He was elected Chairman of the Executive Committee in October 1986. He has been Secretary and a Director of Helm since 1980, and served as Executive Vice President of Helm from 1980 until 1992. Since l982 he has been a Director of Seitel and has been Chairman of Seitel's Executive Committee since 1989. In 1993 he became Secretary and Treasurer of Unapix, and a Director and Chairman of the Executive Committee of Unapix.

     William Lurie Mr. Lurie was first elected to the Board of Directors in November 1995 and became Chairman of the Acquisition Committee. Mr.
     Lurie is presently serving as Co-Chairman and a Director of The Foundation for Prevention & Early Resolution of Conflicts. Prior thereto, he spent almost 20 years with General Electric Company and ten years with International Paper Company in legal and management positions, including General Counsel, and thereafter served as President of The Business Roundtable for ten years. He also serves as a Director of Mineral Technologies, Inc. and Seitel.

     Daniel T. Murphy Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and has been Executive Vice President of Operations and Chief Financial Officer of the Company since July 1985. Mr. Murphy joined Helm in May 1984 as Vice President and Chief Financial Officer. In January 1996, he was appointed Vice President and Chief Financial Officer of Unapix.

     John E. Stieglitz  Mr. Stieglitz was appointed to the Board of
     Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately held company engaged in providing services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986, a director of Seitel since 1989.

     Committees and Attendance

         During 1996, the Company's Board of Directors held one meeting, which was attended by all of the directors then in office.

         The Board of Directors has an Executive Committee, an Audit Committee and an Acquisition Committee. The Executive Committee is comprised of Messrs. Pearlman, Lawi and Murphy. The function of the Executive Committee is to act on an interim basis for the full Board.

             PAGE  19 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     The Executive Committee did not meet separately from the full Board of Directors during 1996. The Audit Committee and the Compensation Committee presently is comprised of Mr. Stieglitz. The Audit Committee and the Compensation Committee did not meet separately from the full Board of Directors during 1996. The Acquisition Committee presently is comprised of Mr. Lurie. Mr. Lurie held several meetings during 1996 in connection with the proposed acquisition of Interpak Holdings, Inc.
     See "Business--Recent Developments."

     Compensation of Directors

         Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year. All 1996 compensation to Mr. Lurie was paid on a deferred basis. Expenses reasonably incurred in the furtherance of the directors' duties are reimbursed by the Company.

     Compliance with Section 16(a) Beneficial Ownership Reporting

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except that a report on Form 4 for Helm Resources, Inc. reporting a private sale of 10,000 shares of common stock was filed one day late.














     [The rest of this page intentionally left blank.]





             PAGE  20 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 10: EXECUTIVE COMPENSATION

         Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Company's Chief Executive Officer during 1996. With the exception of Mr. Pearlman, no executive officers of the Company earned over $100,000 for the fiscal year ended December 31, 1996. See "Employment Arrangements" below.

                              SUMMARY COMPENSATION TABLE

     Name and                          Annual Compensation
     Principal
     Position                          Year         Salary

     Fred S. Zeidman,                  1996         $ 50,000
     President and                     1995           50,000
     Chief Executive                   1994           50,000
     Officer

     Herbert Pearlman,                 1996          100,000
     Chairman                          1995          100,000
                                       1994          100,000

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                          YEAR-END OPTION/SAR VALUE TABLE

         The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year-end values of in the money options for the Chief Executive Officer. All options were out of the money at December 31, 1996.

                                                            Value of
                                           Number of        Unexercised
                   Shares                  Unexercised      In-the-money
                   Acquired                Options at       Options at
                   on                      Fiscal year-end  fiscal year end
                   Exercise    Value       Exercisable/     Exercisable/
         Name      __(#)___  Realized_($)  Unexercisable    Unexercisable
     Fred S.
     Zeidman          -          -         400,000/ -          -  /  -

     Herbert M.
     Pearlman         -          -          31,250/ -          -  /  -





                 [The rest of this page intentionally left blank.]




             PAGE  21 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                EMPLOYMENT ARRANGEMENTS

         The specific material terms of the agreements for the current executive officers of the Company are set forth below.

     Zeidman Agreement

         Mr. Zeidman and the Company have entered into a three-year employment agreement pursuant to which Mr. Zeidman will serve as President and Chief Executive Officer of the Company. Pursuant to the employment agreement, Mr. Zeidman will receive a base salary of $150,000 per year and a bonus beginning in 1994 of 2% of the first $1 million in net income of the Company, 3% of the second $1 million of net income and 4% of all net income in excess of $2 million, not to exceed 150% of salary. Mr. Zeidman has also received options to purchase 200,000 shares of Common Stock at $2.00 per share and options to purchase 200,000 shares of Common Stock at $3.00 per share which were fully vested at June 30, 1996.

         Mr. Zeidman also serves as President and Chief Executive Officer of Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary of Helm Resources, Inc. Mr. Zeidman allocates his time between the Company and Interpak, and Interpak contributes a portion of the Company's contracted salary directly to Mr. Zeidman in compensation of his services based upon the relative amount of time spent at each company, thereby reducing the amount of salary payable by the Company. During 1996, 1995 and 1994, Mr. Zeidman spent approximately 33% of his time on the business of the Company and received approximately $100,000 in compensation from Interpak for his services to that corporation in 1996, 1995 and 1994, respectively. He also received a $10,000 bonus from Interpak in 1996, 1995 and 1994.

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

         In October 1996, the Company granted to Mr. Zeidman 30,000 common stock purchase warrants with an exercise price of $1.375 and an expiration date of October 29, 2001 as compensation for his services in placing Units in the private placement which was completed in early 1996.


             PAGE  22 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

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

         In October 1996, the Company granted to Mr. Pearlman 60,000 common stock purchase warrants with an exercise price of $1.375 and an expiration date of October 29, 2001 as compensation for his services in placing Units in the private placement which was completed in early 1996.

     David S. Lawi

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

         In October 1996, the Company granted to Mr. Lawi 60,000 common stock purchase warrants with an exercise price of $1.375 and an expiration date of October 29, 2001 as compensation for his services in placing Units in the private placement which was completed in early 1996.

     Daniel T. Murphy

         Mr. Murphy's contract contains essentially the same provisions as Mr. Pearlman's agreement, except that it provides for a current base salary of $90,000, and a bonus at the discretion of the Board of Directors. Effective November 1, 1995, Mr. Murphy agreed to accept $56,000 from the Company, with the balance to be paid by affiliates of the Company for whom he renders services.

             PAGE  23 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

         Set forth below is certain information as of March 15, 1997 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                                  Amount and Nature
                                  of Beneficial            Percent of
     Name                         Ownership (1)(2)         Class (2)

     Beneficial Holders
     Helm Resources, Inc.........   1,447,733(3)             22.6%
     537 Steamboat Road
     Greenwich, CT  06830

     John V. Winfield                 576,000(4)              8.8%
     2121 Avenue of the Stars
     Los Angeles, CA  90067

     Officers and Directors
     Fred S. Zeidman ............     675,000(5)              9.9%
     8790 Wallisville Road
     Houston, Texas  77029

     Herbert M. Pearlman ........     623,214(6)              9.1%
     537 Steamboat Road
     Greenwich, CT  06830

     David S. Lawi ..............     447,467(7)              6.6%
     537 Steamboat Road
     Greenwich, CT  06830

     Walter M. Craig, Jr.........      20,345(8)               *
     Daniel T. Murphy ...........      19,062(9)               *
     John E. Stieglitz...........      27,347(10)              *
     William Lurie...............      20,000(11)

     All executive officers
     and directors
     as a group (7 persons) ....    1,832,435(12)             23.8%
     * Less than 1%

     (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

     (2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

             PAGE  24 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     (3) Includes shares issuable upon exercise of Common Stock Purchase Warrants expiring December 31, 1999 at $3.50 per share which were issued as a dividend to the holders of common stock in October 1991 (the "Dividend Warrants") (6,035) and upon conversion of 10% Convertible Subordinated Debentures due 2001 at $1.83 per share (the "10% Debentures") (16,393).

     (4) Includes 192,000 shares held by InterGroup Corporation, 2121 Avenue of the Stars, Los Angeles, CA 90067, with respect to which Mr. Winfield is Chairman of the Board. Also includes 192,000 shares that are issuable upon exercise a like amount of Common Stock Purchase Warrants expiring January 15, 2000 at $1.80 per share, 96,000 of which are held by Mr. Winfield directly and 96,000 of which are held by InterGroup Corporation.

     (5) Includes shares issuable upon exercise of stock options
         (400,000), Common Stock Purchase Warrants expiring June 30, 2000 at $1.50 per share (the "Warrants") (15,000) and Common Stock Purchase Warrants expiring October 29, 2001 at $1.375 per share (the "1996 Warrants") (30,000).

     (6) Includes shares issuable upon exercise of stock options (31,250), Dividend Warrants (77,551), Warrants (45,000), Common Stock Purchase Warrants expiring July 11, 2000 at $1.125 per share issued in lieu of compensation (the "Employment Warrants") (66,667), 1996 Warrants (60,000), conversion of Series A 10% Convertible Subordinated Debentures due June 30, 2001 at $1.32 per share (the "Series A 10% Debentures") (151,515), and conversion of 8% Convertible Debentures due January 31, 2004 at $1.43 per share (the "8% Debentures") (13,356). Does not include shares held by Mr. Pearlman's wife and children as to which he disclaims beneficial ownership.

     (7) Includes shares issuable upon exercise of stock options (15,625), Dividend Warrants (73,875), Employment Warrants (33,333), 1996 Warrants (60,000), Series A 10% Debentures (151,515) and 8% Debentures (17,483). Does not include shares held by Mr. Lawi's wife and children as to which he disclaims beneficial ownership.

     (8) Includes shares issuable upon exercise of stock options (3,125) and Dividend Warrants (3,750).

     (9) Includes shares issuable upon exercise of stock options (3,906) and Dividend Warrants (2,000) and conversion of 10% Debentures (5,464) and 8% Debentures (7,692).

     (10) Includes shares issuable upon exercise of Warrants (5,000) and stock options (10,000) and conversion of 8% Debentures (1,923).

     (11) Includes shares issuable upon exercise of stock options (20,000).

     (12) Includes shares issuable upon exercise of stock options
          (483,906), Dividend Warrants (157,176), Warrants (65,000) and
          Employment Warrants (100,000), 1996 Warrants (150,000) and conversion of Series A 10% Debentures (303,030), 10% Debentures (5,464) and 8% Debentures (40,454).

             PAGE  25 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         During 1996, management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The Company paid Helm $51,000 during the year ended December 31, 1996 for such services. At December 31, 1996, the Company had net advances due from Helm totalling $244,000. The net advances are for general corporate matters, less unpaid allocated expenses totaling $32,000.

         Interpak Holdings, Inc. ("Interpak"), a subsidiary of Helm, provides management services to Chemtrusion. The allocated expenses for such management services, based upon certain formulas which management deems reasonable, amounted to $36,000 in 1996. In addition, during 1996 Interpak paid $ 137,000 in operating expenses of the Company and had a balance due from Interpak at December 31, 1996 of $25,000.

         In the fall of 1994, the Company obtained a line of credit in the maximum amount of $250,000 from the Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership in which Helm holds a 9% limited partnership interest, which line was increased to $450,000 during 1995. The loan bore interest at 15% per annum plus a 10% enhancement fee thereafter payable in common stock of the Company at the rate of 2,000 common stock purchase warrants for each month that the loan is outstanding. The loan matured on December 31, 1995 and was paid in full in March 1996, and 35,000 common stock purchase warrants with an exercise price of $3.50 per share and an expiration date of December 31, 1999 were issued in connection with the enhancement fee. Messrs. Pearlman, Lawi and Craig are limited partners of, and Mr. Craig is President of, the Fund.

         In January, 1995, Professionals' Financial Services, Inc. ("PFS"), which is controlled by Messrs. Herbert Pearlman, David Lawi and Walter M. Craig, Jr., made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which was a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc. ("TSI"), a subsidiary of InterSystems Nebraska. Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and PFS entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI. On October 31, 1996, an involuntary petition under Chapter 7 of the federal bankruptcy laws was filed against TMG. The filing was later converted to a voluntary petition and the operating agreement between TMG and TSI terminated. TSI has guaranteed the amounts owing by TMG to PFS. At December 31, 1996, $ 70,000 was outstanding under the TMG line of credit and $ 49,000 was outstanding under the TSI line of credit.

         In September 1995, the Fund loaned TMG $50,000 and in October 1995, the Fund loaned TSI $50,000 at the rate of interest charged to the Company in connection with the Fund's loan to the Company. Both lines are guaranteed by the Company. These loans were repaid in full in February 1996.

            PAGE 26 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         In December 1995, a corporation controlled by Mr. Fred Zeidman made a $100,000 unsecured loan to the Company. The rate of interest on this loan was 15%, payable monthly, and the loan was repaid in full in February 1996.

     Acquisition of InterSystems Nebraska

         In connection with the August 1993 purchase from Helm of all of the outstanding capital stock of InterSystems Nebraska, additional consideration is payable to Helm in the form of an earnout and a royalty.

     Performance Earnout. Helm is entitled to receive a performance earnout payable in the event that InterSystems Nebraska's average earnings before federal income taxes, related party management fees and non-recurring or extraordinary expense ("EBTME") in 1992 through 1995 inclusive, exceeds $550,000. If during this period, the average EBTME of InterSystems Nebraska exceeds $550,000, the Company is required to pay to Helm an amount equal to six (6) times such excess (the "Earnout Payments"). The March 1996 Earnout Payment, which is the last such payment, covers average EBTME for 1992 through and including 1995. In the event of a reduction of average EBTME for any period from the average EBTME for previous periods, no refund of Earnout Payments will be made. However, the Payments due in March 1996 will reflect a credit of the payments previously made toward the total earnout payment owed. Earnout Payments may be made, at the Company's option, by delivering cash, shares of common stock (valued at the average closing sale price on the American Stock Exchange for the 60 days preceding delivery), by delivering to Helm shares of the Company's common stock having an aggregate value of such Earnout Payment or other agreed upon consideration or by the retirement of indebtedness of Helm to the Company. InterSystems Nebraska's EBTME for the years 1995, 1994, 1993 and 1992 was $567,000, $507,000,
     $666,000 and $420,000, respectively. No Earnout Payment was due for March 1994, March 1995 or March 1996.

     Royalty Arrangements. In addition to the base purchase price and the earnout payments, Helm also is entitled to receive royalties on three classes of InterSystems Nebraska products that were developed with the assistance of Helm, and that have not yet had a material impact on InterSystems Nebraska's sales to date. These three products are: a sampler used to sample, among other things, wood chips and coal; a higher capacity sampler used to sample, among other things, wood pulp, cement and coal; and a radius bottom conveyor.
     With respect to each of these three products, Helm will receive a royalty of 5% of all net sales of such products exceeding certain established thresholds (which thresholds approximated the highest annual net sales for each of the products during the last three years), payable on an annual basis for the 15-year period following the closing (the "Royalties"). In no case can the annual Royalties paid to Helm in any year with respect any of the products licensed exceed 10% of the annual gross profit of such product, calculated in accordance with the accounting procedures and practices currently employed by InterSystems Nebraska. Royalties to Helm on account of 1996 sales were approximately $13,000, which remained unpaid at December 31, 1996, as compared to $7,000 in 1995.

             PAGE  27 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     ITEM 13: Exhibits, List and Report on Form 8-K

     (a)  List of Exhibits

     Number              Description                            Location

     3.1       Certificate of Incorporation and
               Amendments thereto                                i

     3.2       By-Laws, as amended                               i

     3.3       Certificate of Amendment to
               Certificate of Incorporation
               dated 9/28/85                                     ii

     3.4       Certificate of Amendment to
               Certificate of Incorporation
               dated March 9, 1993, and filed
               April 28, 1993                                    iii

     3.5       Certificate of Amendment to
               Certificate of Incorporation
               dated December 17, 1993, and filed
               January 10, 1994                                  vi

     4.1       Form of 10% Convertible Debenture
               due June 30, 2001 issued in the
               1991 Private Placement                            iii

     4.2       Form of Common Stock Purchase Warrant
               expiring December 31, 1999                        iii

     4.3       Form of 8% Convertible Debenture
               due 2003 issued in connection with the
               acquisition of InterSystems Nebraska              vi

     4.4       Form of Common Stock Purchase Warrant
               expiring June 30, 2000                            viii

     4.5       Form of Common Stock Purchase Warrant
               expiring July 30, 2000 issued in lieu of          x
               compensation

     4.6       Form of Common Stock Purchase Warrant             x
               expiring January 15, 2000 issued in
               December 1995 Private Placement

     4.7       Form of Common Stock Purchase Warrant        Filed Herewith
               expiring October 29, 2001 issued in
               December 1995

     10.1      The Company's 1986 Employee
               Stock Option Plan                                 i

             PAGE  28 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

     10.2      Employment and Deferred Compensation
               Agreement between Company
               and Herbert M. Pearlman                           ii

     10.3      Employment and Deferred Compensation
               Agreement between Company
               and David S. Lawi                                 ii

     10.4      Employment and Deferred Compensation
               Agreement between Company
               and Daniel T. Murphy                              ii

     10.5      Amendment to Employment Agreement between
               Company and Herbert M. Pearlman                   ix

     10.6      Amendment to Employment Agreement between
               Company and David S. Lawi                         ix

     10.7      Amendment to Employment Agreement between
               Company and Daniel T. Murphy                      ix

     10.8      Stock Purchase Agreement dated as of the
               30th day of November, 1992 between the
               Company, Helm Resources, Inc., and certain
               subsidiaries of Helm Resources, Inc.,
               as amended.                                       iv

     10.9      Toll Compounding Contract dated April 1,          ix
               1994 between Chemtrusion, Inc. and Himont
               U.S.A., Inc.

     10.10    Employment Agreement dated as of July 26, 1993     vii
               between the Company and Fred Zeidman

     10.11     Investment Agreement dated as of June 24, 1993    vii
               between the Company and Fred Zeidman

     10.12     Definitive Agreement for Compounding Services     x
               between Chemtrusion, Inc. and Mytex Polymers
               (Confidential Treatment has been requested
               and obtained from the Securities and Exchange
               Commission with respect to certain portions of
               this Agreement through May 15, 2001)

     22.1      Subsidiaries                                      Filed
     Herewith

     23.1      Consent of BDO Seidman, LLP to incorporation by   Filed
               reference of their opinion into filed             Herewith
               registration statements

     _______________
     i: Filed as an exhibit to the Company's Registration Statement (No. 33-10108) on Form S-1 and incorporated herein by reference

             PAGE 29 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 ii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

     iii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     iv: Filed as an exhibit to the Company's Proxy Statement and Notice of Special Meeting dated February 16, 1993 and incorporated herein by reference.

     v: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

     vi: Filed as an exhibit to the Company's Registration Statement (No. 33-71582) on Form S-1 and incorporated herein by reference.

     vii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     viii: Filed as an exhibit to the Company's Registration Statement (No. 333-00003) on Form S-3 and incorporated herein by reference.

     ix: Filed as an exhibit to Company's Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference.

     x: Filed as an exhibit to Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

     (b)       Reports on Form 8-K:

     The Company filed a Report on Form 8-K dated March 5, 1996 which reported, in Item 5, the signing of the Definitive Agreement with Mytex Polymers. The Company filed a Report on Form 8-K dated November 1, 1996 which reported, in Item 5, the termination of discussions with Helm Resources, Inc. concerning the proposed acquisition of Interpak Holdings, Inc.



















              PAGE  30 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 1997.

                                       INTERSYSTEMS, INC.

                                      By:/s/ Fred S. Zeidman
                                         Fred S. Zeidman
                                         President,
                                         Chief Executive Officer

                                       By:/s/ Daniel T. Murphy
                                          Daniel T. Murphy
                                          Executive Vice President
                                          Chief Financial Officer

                                       By:/s/ Wm. Chris Mathers
                                          Wm. Chris Mathers
                                          Chief Accounting Officer and
                                          Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Herbert M. Pearlman  Chairman of the Board        April 14, 1997
     Herbert M. Pearlman

     /s/ Fred S. Zeidman       Director, President and     April 14, 1997
     Fred S. Zeidman           Chief Executive Officer


            PAGE 31 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

     /s/ Daniel T. Murphy      Executive Vice President    April 14, 1997
     Daniel T. Murphy          Chief Financial
                               Officer

     /s/ David S. Lawi         Director, Secretary         April 14, 1997
     David S. Lawi

     /s/ Walter M. Craig, Jr.  Director                    April 14, 1997
     Walter M. Craig, Jr.

     /s/ John E. Stieglitz     Director                    April 14, 1997
     John Stieglitz

     /s/ William Lurie         Director                    April 14, 1997
     William Lurie




             PAGE  32 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56