Form 10KSB/A
period 1996-12-31
INTERSYSTEMS INC /DE/
filed 1997-04-16
CIK 806011

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

     /s/ Walter M. Craig, Jr.  Director                    April 14, 1997
     Walter M. Craig, Jr.

     /s/ John E. Stieglitz     Director                    April 14, 1997
     John Stieglitz

     /s/ William Lurie         Director                    April 14, 1997
     William Lurie




             PAGE  32 OF 63 PAGES;  EXHIBITS BEGIN ON PAGE 56

                                             INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

InterSystems, Inc. Consolidated Financial Statements:

          Report of Independent Certified Public Accountants. . . .  . . . F-2
          Consolidated Balance Sheet as of December 31, 1996  . . . .. . . F-3
          Consolidated Statements of Loss for the Years Ended
            December 31, 1996 and 1995  . . . . . . . . . . .  . . . . . . F-4
          Consolidated Statements of Shareholders' Equity (Capital
            Deficit) for the Years Ended December 31, 1996 and 1995 . . . F-5 Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1996 and 1995  . .. . . . . . . . . . . . . . . . F-6
          Notes to Consolidated Financial Statements. . . . . . . . . F-7 - F-22






































          PAGE 33 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
   InterSystems, Inc.



We have audited the accompanying consolidated balance sheet of InterSystems, Inc. as of December 31, 1996, and the related consolidated statements of loss, shareholders' equity (capital deficit), and cash flows for the each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 1996, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

Houston, Texas
March 14, 1997





















             PAGE 34 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

                                                   INTERSYSTEMS, INC.
                                              CONSOLIDATED BALANCE SHEET
                                                   December 31, 1996
                                           (In thousands, except par value)

                                                                       1996
                                    Assets
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . .        $      1,374
    Trade receivables, less allowance of $21 (Notes 4 and 5).           2,623
    Due from affiliate (Notes 8(a) and 8(c)). . . . . . . . .             269
    Inventories (Notes 2, 4 and 5). . . . . . . . . . . . . .           1,621
    Prepaid expenses and other. . . . . . . . . . . . . . . .             159

       Total Current Assets . .  . . . . . . . . . . . . .              6,046

Property, Equipment and Leasehold Improvements, Net
    (Notes 3, 4 and 5). . . . .. . . . . . . . . . . . . .             18,810
Time Deposits (Note 10) . . . .. . . . . . . . . . . . . .                110
Other Assets. . . . . . . . . .. . . . . . . . . . . . . .                253

                                                                 $     25,219

            Liabilities and Shareholders' Equity (Capital Deficit)

Current Liabilities:
    Short-term notes payable (Note 4) . .. . . . . . . . .       $      1,413
    Current portion of long-term debt (Note 5). .  . . . .                585
    Accounts payable. . . . . . . . . . . . . . .  . . . .              1,981
    Accrued expenses (Note 8(d)). . . . . . . . .  . . . .              1,103
    Net liabilities of discontinued operations (Note 11).                 547

       Total Current Liabilities. . . .. . . . . . . . . .              5,629

Long-term Debt, Less Current Maturities (Note 5). . . . .              16,370
Subordinated Debentures (Note 7). . . . . . . . . . . . .               2,327

       Total Liabilities. . . . . . . . . . . . . . . . .              24,326
Redemption Value of 1,510.9 Shares of Common Stock (Note 9(a)).         2,077
Commitments and Contingencies (Notes 9 and 10)
Shareholders' Equity (Capital Deficit) (Note 9):
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding. . . . . . . . . . . .
    Common stock, $.01 par value, 20,000 shares authorized;
       6,378 shares issued and outstanding  . . . . . . . . . .           64
    Additional paid-in capital. . . . . . . . . . . . . . . . .        3,456
    Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,604)
    Note receivable for sale of stock (Note 8(e)) . . . . . . .         (100)
       Total Shareholders' Equity (Capital Deficit) . . . . . .       (1,184)

                                                                $     25,219

          PAGE 35 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

                                INTERSYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                 For the Years ended December 31, 1996 and 1995
                       (In thousands, except per share data)

                                                     1996               1995

Net sales (Note 14) . . . . . . . . . . . .    $     20,387       $     15,703
Cost of sales . . . . . . . . . . . . . . .          14,417             10,793
       Gross profit . . . . . . . . . . . .           5,970              4,910
Selling, general and administrative expenses          5,557              4,564
Management fees to affiliate (Note 8(c)). .              36                 36
Management fee income (Note 10(a)). . . . .             (75)
Interest income . . . . . . . . . . . . . .             (46)               (67)
Interest expense (Note 8(d)). . . . . . . .             897                810
Loss on disposal of equipment . . . . . . .                                 45

       Loss from continuing operations. . .            (399)              (478)

Loss from discontinued operations of
    Tropical Systems, Inc. (Note 11). . . .            (480)              (217)
Loss on disposal of the Tropical
    Systems, Inc. (Note 11) . . . . . . . .          (1,440)

       Loss from discontinued operations. .          (1,920)              (217)

       Net loss . . . . . . . . . . . . . .    $     (2,319)      $       (695)

Loss per share:
    Continuing operations . . . . . . . . .    $       (.06)      $       (.11)
    Discontinued operations . . . . . . . .            (.08)              (.05)
    Estimated loss on disposal. . . . . . .            (.23)

       Net loss . . . . . . . . . . . . . .    $       (.37)      $       (.16)

Average number of common shares outstanding           6,177              4,316















             PAGE 36 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

                              INTERSYSTEMS, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
               For The Years Ended December 31, 1996 and 1995
                         (In thousands, except share data)


                                                                                                    Total
                                                                                       Note     Shareholders
                                                            Additional              Receivable     Equity
                                         Common Stock         Paid-In                For Sale     (Capital
                                       Shares      Amount     Capital    Deficit     of Stock     Deficit)

Balance at December 31, 1994. . . .   4,019,101  $      40     $ 2,617  $  (1,590)    $  (100)    $     967

Conversion of 10% subordinated
   debentures (Note 7(a)) . . . . .      18,939          -          23          -           -            23

Conversion of 8% subordinated
   debentures (Note 7(b)) . . . . .     154,178          2         225          -           -           227

Shares issued with exercise
   of warrants (Note 9(e)). . . . .     275,000          3         162          -           -           165

Shares sold to employees. . . . . .      12,000          -          18          -           -            18

Net loss. . . . . . . . . . . . . .           -          -           -       (695)          -          (695)

Balance at December 31, 1995. . . .   4,479,218         45       3,045     (2,285)       (100)          705

Conversion of 10% subordinated
   debentures (Note 7(a)) . . . . .      36,792          -          60          -           -            60

Conversion of 8% subordinated
   debentures (Note 7(b)) . . . . .     294,154          3         422          -           -           425

Sale of common stock subject
  to redemption (Note 9(a)) . . . .   1,510,900         15         (15)         -           -             -

Sale of common stock (Note 9(a)). .      49,100          1          68          -           -            69

Costs associated with issuance
   of redeemable common stock . . .           -          -        (136)         -           -          (136)

Shares sold to employees. . . . . .       8,000          -          12          -           -            12

Net loss. . . . . . . . . . . . . .           -          -           -     (2,319)          -        (2,319)

Balance at December 31, 1996. . . .   6,378,164  $      64     $ 3,456  $  (4,604)    $  (100)    $  (1,184)





             PAGE 37 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

                                      INTERSYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Years Ended December 31, 1996 and 1995
                                         (In thousands)
                                             (Note 13)

                                                      1996              1995
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . .   $     (2,319)   $       (695)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization. . . . . .          1,065             778
       (Gain) loss on disposal of equipment . .             (2)             45
       Provision for losses on accounts receivable          34              27
       Changes in assets and liabilities:
          Decrease (increase) in:
            Trade receivables . . . . . . . . .            (60)           (464)
            Inventories . . . . . . . . . . . .            519            (579)
            Due from affiliate. . . . . . . . .           (179)            (90)
          Increase (decrease) in:
            Accounts payable and accrued expenses          311             789
            Net liabilities from discontinued operations   547              -
       Other changes - net. . . . . . . . . . . . . . .    117             (207)
                Total adjustments . . . . . . . . . . .  2,352              299
                Net cash provided by (used in)
                  operating activities . . . . . .          33             (396)
Cash flows from investing activities:
  Purchases of fixed assets . . . . . . . . . . . .    (13,282)           (531)
  Payments on notes receivable - sale of Trading
   Business . . . . . . . . . . .                          490             265
  Purchase of time deposits . . . . . . . . . . . .       (110)             -
  Proceeds from sale of equipment . . . . . . . . .        154              -
  Collections (advances) on note receivable . . . .         50             (50)
                Net cash used in investing activities  (12,698)           (316)
Cash flows from financing activities:
  Net proceeds (repayment) on lines of credit and
    other short-term borrowings . . . . . . . . . . .     (632)            413
  Net proceeds (repayments) on line of credit,
    affiliated company. . . . . . . . . . . . . . . .     (438)            338
  Proceeds (repayments) on notes payable, affiliated
    company                       . . . . . . . . . .     (100)            100
  Proceeds from long-term debt obligations. . . . . .   13,862             351
  Payments under various long-term debt obligations .     (690)           (699)
  Proceeds from sale of common stock. . . . . . . . .       22             183
  Net proceeds from private placement of
    redeemable common stock . . . . . . . . . . . . .    2,009              -
                Net cash provided by financing
                   activities . . . . . . . . . . .     14,033             686
Net increase (decrease) in cash and cash equivalents.    1,368             (26)
Cash and cash equivalents, beginning of year. . . . .        6              32
Cash and cash equivalents, end of year. . . . . . . . $  1,374       $       6


              PAGE 38 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation
         The consolidated financial statements include the accounts of InterSystems, Inc., a Delaware corporation and Subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.
         The Company, through its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), a Texas corporation, specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries in Houston, Texas and Jeffersonville, Indiana, respectively. Compounding entails combining a resin with various additives to enhance and customize the thermoplastic resins for a particular end use. The Company, through its wholly-owned subsidiary, InterSystems, Inc. a Nebraska corporation ("InterSystems Nebraska"), located in Omaha, Nebraska is engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries.
         On October 6, 1995, InterSystems Nebraska formed a wholly-owned subsidiary, Tropical Systems, Inc. ("Tropical"). InterSystems Nebraska, through Tropical, marketed rolling doors and hurricane shutters, primarily to the construction, distribution and retail industries in South Florida, Latin America and the Caribbean. As of June 30, 1996, the Company adopted a formal plan to dispose of the operations of Tropical (see Note 11).
         On August 31, 1993, the Company acquired all the outstanding capital stock of InterSystems Nebraska from Helm Resources, Inc. ("Helm"), an affiliated company. The acquisition was accounted for in a manner similar to a pooling-of-interest.

Financial Instruments and Credit Risk Concentration
         The Company's financial instruments include time deposits, notes payable, long-term debt, subordinated debentures and letters of credit. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.
         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms and their dispersion across geographic areas, see Note 14 for major customer.
         At December 31, 1996, the Company had cash deposits in financial institutions that exceeded the federally insured deposit limit by approximately $1,034,000.

Inventories
         Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Equipment and Leasehold Improvements

         Property, equipment and leasehold improvements are stated at cost. The Company provides for depreciation and amortization on certain equipment by utilizing the units of production method based upon the number of hours the compounding equipment operates. Depreciation and amortization on other property, equipment and leasehold improvements is

             PAGE 39 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 provided using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is less. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.

Income Taxes
         Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities (see
Note 6). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

Revenue Recognition

         Sales are recorded in the periods that products are shipped or as services are performed.

Loss Per Share

         Loss per share is computed on the basis of the weighted average number of outstanding shares of common stock during the year. Stock options and warrants were anti-dilutive and, therefore were not included in calculating net loss per share.

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

Stock Options and Warrants

         The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS Statement 123, "Accounting for Stock-Based Compensation" (see Note 9(b)).

Cash Equivalents
         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Management's Estimates and Assumptions
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.
            PAGE 40 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

New Accounting Pronouncements
         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of" (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company adopted SFAS No. 121 in 1996 and its implementation did not have a material effect on the consolidated financial statements.
         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share"
(SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share.
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

NOTE 2 - INVENTORIES

         Inventories consisted of the following at December 31, 1996
           (in thousands):

                                                                   Amount
         Raw materials and component parts. . . . . . . .      $     1,065
         Finished goods . . . . . . . . . . . . . . . . .              556

                                                               $     1,621



















             PAGE 41 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consisted of the following at December 31, 1996 (in thousands):

                                                        Amount
         Land   . . . . . . . . . . . . . . . .    $       593
         Buildings. . . . . . . . . . . . . . .          7,882
         Machinery and equipment. . . . . . . .          8,773
         Other equipment. . . . . . . . . . . .          1,997
         Equipment leased to others . . . . . .            967
         Leasehold improvements . . . . . . . .            496
         Equipment under capital leases . . . .          3,625
         Furniture and fixtures . . . . . . . .            102

                                                        24,435

  Less:  Accumulated depreciation and  amortization,
  of which $736,000  relates to leased equipment.       (5,625)

                                                   $    18,810

         During 1996, Chemtrusion capitalized interest expense totalling approximately $234,000 in association with the construction of the Jefferson-ville, Indiana facility.
         InterSystems Nebraska leases grain sampling equipment to certain of its customers under operating leases with initial terms of three years. The leases contain provisions for minimum annual rentals plus contingent usage rentals. Contingent lease revenues were $328,000 and $238,000 in 1996 and 1995, respectively. At December 31, 1996, the approximate aggregate minimum rentals to be received in future years are $217,000 in 1997; $159,000 in 1996; and $44,000 in 1999.

NOTE 4 - SHORT-TERM NOTES PAYABLE
         At December 31, 1996, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base (as defined) and is due on demand. At December 31, 1996, borrowings of $990,000 were outstand-ing under this agreement and bear interest at the bank's base rate plus 1.25% (9.5% at December 31, 1996). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totalled approximately $3,582,000 at December 31, 1996. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral.
         At December 1996, InterSystems Nebraska had additional borrowings with the bank totalling $125,000. The note bears interest at the bank's base rate plus 2% (10.25% at December 31, 1996) and is due on May 31, 1997.
         At December 31, 1996, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires September 1997. The agreement bears interest at the bank's base rate plus 2% (10.25% at December 31, 1996) and is

           PAGE 42 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 collateralized by Chemtrusion's accounts receivable and inventory. At December 31, 1996, Chemtrusion had borrowings outstanding totalling
$298,000 under this agreement and the net book value of collateral totalled approximately $772,000. The agreement requires Chemtrusion, among other things, to maintain a certain minimum net worth and debt to equity ratio, as defined.

NOTE 5 - LONG-TERM DEBT
         Long-term debt consisted of the following at December 31, 1996
          (in thousands):

                                                                     Amount
         Note payable to bank, due January 31,
           1997, interest at LIBOR plus .25%
           (5.65% at December 31, 1996),
           refinanced on January 31, 1997 (see below) . .          $ 13,692
         Subordinated 8.75% term note payable
           $4,808 monthly, including interest,
           through September 1, 1999, secured
           by land. . . . . . . . . . . . . . . . . . . .               432
         10.5% term note, payable $5,774 monthly,
           including interest, through January
           1998, secured by equipment . . . . . . . . . .               238

         9.25% term note, payable $6,299 monthly,
           including interest, through February
           2001, secured by inventory and
           equipment. . . . . . . . . . . . . . . . . . .          $    202

         8.75% term note payable $16,500 quarterly,
           plus interest monthly through May 1999,
           secured by accounts receivable, inventory,
           equipment and intangibles. . . . . . . . . . .               165

         10.25% term note, payable $3,774 monthly,
           including interest, through March 2000,
           secured by equipment . . . . . . . . . . . . .               127

         Obligations under capital lease. . . . . . . . .             2,009

         Other obligations. . . . . . . . . . . . . . . .                90

              Total . . . . . . . . . . . . . . . . . . .            16,955

         Less:   Current maturities . . . . . . . . . . .              (585)

              Total long-term debt. . . . . . . . . . . .          $ 16,370


         Under the terms of a loan agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. InterSystems Nebraska was in violation of certain covenants, which have been waived through January 1998.
             PAGE 43 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         Under the terms of the 9.25% term note agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of a minimum debt service coverage ratio to allow for the payment of management fees and also limits dividends and other payments to InterSystems, Inc. or related entities.
         The note payable to a bank totalling $13,692,000, net of capital recovery of $220,000 at December 31, 1996 (see Note 10(a)), was a construction loan to Chemtrusion to finance the construction of its facility in Jeffersonville, Indiana. The note was guaranteed by the partners of a non-related joint venture. On January 31, 1997, the joint venture paid-off the note and provided Chemtrusion permanent financing for the facility totalling $14,000,000. The note payable bears interest at 7%, payable monthly for the first two years, thereafter the agreement requires monthly installments of $143,973, including interest, through January 2011. The note is collateralized by the facility. At December 31, 1996, the note payable to a bank has been classified to reflect the terms of the permanent debt agreement.

         InterSystems, Inc. and Chemtrusion leased certain machinery and equipment under capital leases expiring through 2002. At December 31, 1996, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                                  Amount
               1997 . . . . . . . . . . . . . . . . . . . .    $    491
               1998 . . . . . . . . . . . . . . . . . . . .         555
               1999 . . . . . . . . . . . . . . . . . . . .         478
               2000 . . . . . . . . . . . . . . . . . . . .         437
               2001 . . . . . . . . . . . . . . . . . . . .         526
               Thereafter . . . . . . . . . . . . . . . . .          63
               Total minimum lease payments . . . . . . . .       2,550
               Less: Amount representing interest
                 calculated at the incremental borrowing rate      (541)
               Present value of net minimum lease payments. .     2,009
               Less: Current portion. . . . . . . . . . . . .      (326)
               Long-term portion of capital leases. . . . . .  $  1,683

         During 1996, InterSystems Nebraska entered into agreements for the lease of certain machinery and equipment. Subsequent to entering into these agreements, InterSystems Nebraska assigned the leases to InterSystems, Inc. and entered into annual leases with InterSystems, Inc. for the use of the machinery and equipment. InterSystems, Inc. is accounting for these leases as capital leases. The leases between InterSystems, Inc. and InterSystems Nebraska are accounted for as operating leases, with the rental income and expense eliminating in consolidation.

         The net book value of machinery and equipment under capital lease at December 31, 1996 was $2,806,000.

         Subsequent to the year ended December 31, 1996, Chemtrusion entered into a loan agreement for $1,459,000 with a financial institution. Proceeds of the note were used to purchase certain equipment that was under capital lease at December 31, 1996, pay other related costs and provide

              PAGE 44 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

$250,000 in working capital. The note is payable in monthly installments beginning April 1997, of $24,320, including interest at prime plus 1.5%, through April 2002, and is collateralized by the equipment. The remaining capital lease obligations of $1,012,000 at December 31, 1996 has been classified to reflect the terms of the new loan agreement.

         Future maturities of long-term debt at December 31, 1996, including capital leases summarized above are: 1997 - $585,000; 1998 - $662,000;
1999 - $1,663,000; 2000 - $1,320,000; 2001 - $1,381,000; and $11,344,000,
thereafter.

NOTE 6 - INCOME TAXES

         Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         Net deferred income tax asset (liability) consisted of the following at December 31, 1996 (in thousands):

                                                                      Amount
         Net operating loss carryforwards . . . . . . . . .         $  2,130
         Tax basis in excess of assets acquired
               (InterSystems Nebraska). . . . . . . . . . .              497
         Expenses accrued for financial reporting
               purposes not deducted for tax purposes, net.              204
         Tax credit carryforwards . . . . . . . . . . . . .               98
         Deferred tax asset . . . . . . . . . . . . . . . .            2,929

         Valuation allowance. . . . . . . . . . . . . . . .          (2,057)
         Net deferred tax asset . . . . . . . . . . . . . .             872

         Deferred tax liability - depreciation. . . . . . .            (872)

         Net deferred income tax asset (liability). . . . .        $      -


         For the years ended December 31, 1996 and 1995, the income tax benefit differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax loss as follows:

                                                      1996             1995
                                                          (In thousands)

         Statutory rate . . . . . . . . . .     $     (788)        $   (236)
         Increase in valuation allowance. .            781              151
         Other - net. . . . . . . . . . . .              7               85
                                                $        -         $      -


             PAGE 45 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         As of December 31, 1996, the Company had for income tax purposes, net operating loss carryforwards of approximately $6,266,000, which expire in years through 2011. The Company also has general business credit carryforwards of approximately $98,000. The general business credits can be carried forward indefinitely, however, these credits are subject to certain future limitations in usage.

NOTE 7 - SUBORDINATED DEBENTURES

    Subordinated debentures consist of the following at December 31, 1996
      (in thousands):

                                                                   Amount
         10% debentures, net of discount of $35,000 (a) .       $   1,285

         8% debentures (b). . . . . . . . . . . . . . . .           1,042

                                                                $   2,327

    Included in the total above are debentures payable to affiliates of $972,000 as of December 31, 1996.

         (a) During May 1991, the Company issued a private-placement consisting of approximately $1,837,500 of 10% convertible subordinated debentures maturing June 30, 2001 (the "10% Debentures") and
367,500 stock-purchase warrants ("placement warrants"). These warrants were subsequently exchanged on a one for one basis for dividend warrants (see
Note 9(d)). 10% Debentures aggregating $690,000 are currently convertible into the Company's common stock at a per share price of $1.32, reduced from the original conversion rate of $2.50, due to dilutive provisions and other reductions in the conversion price in prior years. The remaining amount of 10% Debentures are currently convertible at a per share price of $1.83 reduced from the original conversion rate of $2.50, due to dilutive provisions. The debt is subordinate to the senior debt of the Company, as defined. Debentures totalling $62,500 and $25,000 were converted in 1996 and 1995, respectively, at conversion rates ranging from $1.32 to $1.83. The 10% Debentures also contain anti-dilution provisions entitling the holders to receive the number of dividend warrants they would have been entitled to receive had they converted all of the 10% Debentures held on the record date of the warrant dividend (see Note 9(d)); however, dividend warrants are only payable on the 10% Debentures if they are converted into common stock.
         (b) In connection with the acquisition of InterSystems Nebraska in 1993, the Company issued $2,100,000 aggregate principal amount of 8% convertible subordinated debentures maturing August 31, 2003 (the
"8% Debentures"), which were then exchanged by Helm to retire Helm's outstand -ing debentures. The 8% Debentures are currently convertible into the Company's common stock at a price per share of $1.43 reduced from the original conversion rate of $1.48, due to dilutive provisions, subject to adjustments in certain circumstances and are subordinate to the senior debt of the Company, as defined. The 8% Debentures are callable by the Company in the event that the market price of the common stock exceeds $1.92 for any period of 20 consecutive days. Debentures totalling $425,000 and $227,000 were converted in 1996 and 1995, respectively, at conversion rates ranging from $1.43 to $1.46.
             PAGE 46 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

NOTE 8 - RELATED PARTY TRANSACTIONS
         (a) As of December 31, 1996 and 1995, Helm owned approximately 22% and 35%, respectively, of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totalled $51,000 and $66,000 in 1996 and 1995, respectively. At December 31, 1996, the Company had net advances due from Helm totalling $244,000. The net advances are for general corporate matters, less unpaid allocated expenses totalling $32,000.


         (b) During 1995, Tropical entered into an agreement with an affiliated company (the Purchaser), which is 14% owned by Helm, to sell
certain accounts receivable without recourse.   Effective with Tropical
ceasing operations on September 30,1996, the agreement was terminated. At December 31, 1996, Tropical had unpaid accounts receivable held by the affiliated company totalling $49,000 and liabilities to the affiliated company totalling $126,000, which have been included in the net liability of discontinued operations. For the years ended 1996 and 1995, Tropical incurred fees totalling $23,000 and $9,000, respectively, which have been included in loss from discontinued operations.
         (c) Interpak Holdings, Inc. ("Interpak"), a subsidiary of Helm (and a former subsidiary of the Company), provides management services to Chemtrusion. The allocated expenses, for such management services, based on certain formulas which management deems to be reasonable, amounted to $36,000 for both 1996 and 1995. In addition, during 1996 and 1995, Interpak paid certain operating expenses on behalf of the Company. At December 31, 1996, the Company had a balance due from Interpak totalling $25,000.
         (d) During 1996 and 1995, the Company had borrowings outstanding under a line of credit with an affiliated company, which were repaid in February 1996 and the agreement was terminated. The line of credit provided a maximum borrowing of $450,000 and bore interest at 25%. During 1996 and 1995, the Company incurred interest expense of $3,000 and $73,000, respectively, of which $34,000 remained unpaid at December 31, 1996.
         (e) In 1993, the Company sold 200,000 shares of common stock at $1.00 per share to its new President in connection with his employment; $100,000 was paid in cash and the Company received a note in the principal amount of $100,000 with interest at the lesser of 12% per annum or the prime rate. For the years ended December 31, 1996 and 1995, the Company earned interest on the note receivable totalling $8,000 and $10,000, respectively. At December 31, 1996, unpaid interest totalled $28,000 under this note agreement.
         (f) At December 31, 1995, the Company had unsecured borrowings totalling $100,000 from a company in which an officer of the Company is a stockholder. In February 1996, the borrowings were repaid, including interest at 15%. Interest expense incurred by the Company during 1996 and 1995 was minimal.

NOTE 9 - COMMON STOCK, STOCK OPTIONS AND WARRANTS
         (a) During the year ended December 31, 1996, the Company completed a private placement of 1,560,000 shares of the Company's common stock and
780,000 common stock purchase warrants. Proceeds from the placement totalled $2,145,000. Each unit offered for sale consisted of 40,000 shares of the

            PAGE 47 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

Company's common stock, priced at the average of the closing price of the common stock during the ten trading days preceding the Board of Directors' approval of the placement, and 20,000 common stock purchase warrants for a total price of $55,000, per unit. The warrants are exercisable beginning July 15, 1996, through January 15, 2000 at an exercise price of $1.80 per share, the warrants may be called by the Company at $0.5 per warrant if during the three year period following August 9, 1996, the effective date of the Registration Statement covering the shares and the shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days. As of December 31, 1996, no warrants are eligible for redemption by the Company.
         Holders of the units have the right at the end of the two year period following the effective date of the Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive trading days.

         During 1996, 49,100 shares of common stock issued during the private placement were subsequently traded in the open market, at which time the redemption feature was forfeited. Accordingly, the Company has reclassified these shares as shareholders' capital. At December 31, 1996, the Company had redeemable common stock outstanding totalling $2,077,000.
         In association with the private placement, the Company issued
150,000 common stock purchase warrants to certain officers and directors of the Company. The warrants are exercisable upon issuance through October
29, 2001 at an exercise price of $1.375 per share.
         (b) The Company has a stock option plan, whereby options to purchase up to 325,000 shares of the Company's common stock may be granted to employees at the market value of the common stock on the date of the grant. The options may be incentive stock options, as defined by the Internal Revenue Code, or non-qualified stock options. Options are generally exercisable for a term of ten years. The options vest at a rate of 25% per year.
         The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees." Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. During the years ended December
31, 1996 and 1995, the Company issued no stock options under the plan. Accordingly, the disclosure requirements of SFAS No. 123 as it pertains to the pro forma effect on net loss and loss per share, are not applicable for 1996 and 1995.








              PAGE 48 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         A summary of the status of the Company's stock options to employees as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                       1996                         1995
                                                                             Weighted                      Weighted
                                                                              Average                       Average
                                                                             Exercise                      Exercise
                                                                Shares          Price         Shares          Price
        Outstanding at beginning of year. . . . . . . . . .    171,228     $     3.83        171,228     $     3.83
        Granted . . . . . . . . . . . . . . . . . . . . . .          -              -              -              -
        Exercised . . . . . . . . . . . . . . . . . . . . .          -              -              -              -
        Expired . . . . . . . . . . . . . . . . . . . . . .    (66,797)          5.60              -              -
        Outstanding at end of year. . . . . . . . . . . . .    104,431     $     2.60        171,228     $     3.83
        Options exercisable at year-end . . . . . . . . . .    104,431     $     2.60        171,228     $     3.83
        Weighted average fair value of
         options granted during the
         year . . . . . . . . . . . . . . . . . . . . . . .                $        -                    $        -


    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                             Weighted
                                                                              Average
                                                                            Remaining
                                                                             Contract
                                                Number                           -ual                        Number
                Exercise                   Outstanding                           Life                   Exercisable
                   Price                   At 12/31/96                         (Years)                  at 12/31/96
               $    4.00                        53,931                            .83                        53,931
               $    8.20                           500                           1.67                           500
               $    1.25                        50,000                           7.67                        50,000


               As a result of certain anti-dilution provisions provided for within the options, the exercise price of the options issued prior to December 1990 may be subject to reduction.
               (c) During 1995, the Company granted to certain directors, options to purchase 40,000 shares of common stock at an exercise price of $1.625 which equaled the current market price of the Company's common stock at the date of grant. These options vest 50% on the date of grant and 25% on the next two anniversaries of the grant and may be exercised at any time through December 2000. No options have been exercised as of December 31, 1996.
                        In June 1993, the Company granted to its new
President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3.
These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and may be exercised at any time through June 1998. No options have been exercised as of December 31, 1996.

           PAGE 49 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

               (d) In October 1991, the Company issued a warrant dividend of .25 warrants for each common share outstanding. Approximately 766,000 stock purchase warrants were issued with an exercise price of $3.50 per share and they expire on December 31, 1999. In addition, if at any time after September 23, 1993, the market price of the common stock equals or exceeds $5.00 for 30 consecutive business days, then the Company has the right to shorten the expiration date upon 60 days public notice to warrant holders. Pursuant to certain anti-dilution provisions, holders of the placement warrants (see Note 7) became entitled to receive the number of dividend warrants they would have been entitled to receive had they exercised the warrants owned by them on the dividend record date. Therefore, holders of the placement warrants received an aggregate of 91,875 warrants as a result of the dividend. The dividend was payable with respect to the placement warrants on or about the record date, and payment did not require prior exercise of the placement warrants issued with the Debentures.
Upon conversion of the Debentures, pursuant to anti-dilution provisions, the holders thereof are entitled to receive an aggregate of 140,750 dividend warrants (see Note 7).
               (e) During 1995, the holders of the 275,000 stock purchase warrants that they had purchased in June 1994 from a bank that had received them in connection with the sale of the Trading Business exercised the warrants at a reduced exercise price of $.60 per share. Of the 275,000 warrants exercised, 146,300 were held by directors, officers and employees of the Company. Compensation expense associated with the 146,300 warrants for the difference between the reduced exercise price plus the warrant cost and the market price of the Company's common stock was minimal. Simultaneously, the Company issued the holders additional warrants to purchase 275,000 shares of common stock, at an exercise price of $1.50 per
share.   The fair market value of warrants issued to officers and employees as computed in accordance with SFAS No. 123 was minimal.
Accordingly, the pro forma information regarding the effect on the 1995 net loss and loss per share has not been presented.

(f) At December 31, 1996, shares reserved for future issuance are as follows:

                                                                      Shares
     Conversion of Debentures. . . . . . . . . . . . . . . .        1,595,660
     Shares reserved for stock option plan, including 104,431
        options outstanding . . . . . . . . . . . . . . . . .         325,000
     Stock options outstanding . . . . . . . . . . . . . . .          440,000
     Warrants to purchase common stock . . . . . . . . . . .        2,435,352
     Total shares reserved for issuance. . . . . . . . . . .        4,796,012

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         (a) On January 26,1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totalled approximately $12,788,000, with the interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture
             PAGE 50 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56 partners. The plant was completed and on line as of October 15, 1996. On January 31, 1997, the joint venture provided the permanent financing for the facility (see Note 5).

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

                  The capital recovery and interest portion of the billings discussed above is for the debt service in accordance with the long-term debt agreement between Chemtrusion and the joint venture (see Note 5). The terms of the permanent financing agreement requires interest payments only for the first two years, accordingly, Chemtrusion has recorded billings to the joint venture for deferred capital recovery costs. This billing represents deprecation expense as it is being incurred by Chemtrusion during the two year period and thereafter, until such time as the depreciation expense equals or exceeds the principal reduction on the note payable in accordance with the terms of the note agreement, at which time the deferred capital recovery costs will begin to reverse as reduction of the outstanding debt over the remaining term of the note. At December 31, 1996, the balance of the deferred capital recovery costs totalled approximately $220,000 and is recorded as a reduction of the outstanding debt due to the joint venture.

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

         (b) The Company is obligated under various long-term noncancelable operating leases, for office and warehouse facilities, certain vehicles and office equipment expiring through 2002 at minimum annual rentals as follows (in thousands):

                                                                     Amount
                      1997. . . . . . . . . . . . . . . . . . .   $   597
                      1998. . . . . . . . . . . . . . . . . . .       604
                      1999. . . . . . . . . . . . . . . . . . .       520
                      2000. . . . . . . . . . . . . . . . . . .       475
                      2001. . . . . . . . . . . . . . . . . . .       400
                   Thereafter . . . . . . . . . . . . . . . . .        73
                                                                   $2,669

 Rent and lease expense was $540,000 and $368,000 for the years ended December 31, 1996 and 1995, respectively.

               PAGE 51 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         In connection with the sale of the Trading Business, the Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at December 31, 1996, have aggregate future minimum rentals of approximately $410,000.

         (c) In connection with the purchase of InterSystems Nebraska, the Company is obligated to pay Helm additional consideration in the form of contingent consideration (based on earnings, as defined) and a royalty on the sale of certain products.

                  Since August 31, 1993, date of acquisition, through December 31, 1996, no additional consideration was paid for the purchase of InterSystems Nebraska. Royalties to Helm totalled approximately
$13,000 and $7,000 for 1996 and 1995, respectively.

         (d) The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section
401(k) of the Internal Revenue Code. The Company matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $60,000 and $54,000 for the years ended December 31, 1996 and 1995, respectively.

         (e) At December 31, 1996, InterSystems Nebraska had various letters of credit outstanding totalling $110,000. The letters of credit mature December 31, 1998 and are collateralized by certificates of deposit.

         (f) The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 11 - DISCONTINUED OPERATIONS

         As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue Tropical. Tropical ceased operations as of September 30, 1996 and InterSystems Nebraska anticipates that Tropical will be disposed of by September 30, 1997 through liquidation. Accordingly, Tropical has been presented as a discontinued operation and the statements of loss have been restated to conform with this presentation.

         Revenues from Tropical for the years ended December 31, 1996 and 1995 totalled approximately $1,889,000 and $852,000, respectively.

         For the six months ended June 30, 1996 and the year ended December 31, 1995, Tropical incurred operating losses of $480,000 and $217,000, respectively. During 1996, InterSystems Nebraska recorded a loss on disposal of Tropical totalling $1,440,000, which consisted primarily of the write-down of assets and included $167,000 for operating losses from July 1, 1996 through September 30, 1996, the date Tropical ceased operations.
Of the $1,440,000 recorded, $1,190,000 was recorded in the fourth quarter of 1996.



           PAGE 52 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

         At December 31, 1996, net liabilities of Tropical consisted of the following (in thousands):

                                                          Amount
           Assets:
            Cash. . . . . . . . . . . . . . . . . . . .$      14
            Accounts receivable . . . . . . . . . . . .      190
              Total current assets. . . . . . . . . . .$     204

            Liabilities:
             Accounts payable:
               Trade . . . . . . . . . . . . . . . . . $     327
               Related parties . . . . . . . . . . . .       160
               Accrued expenses. . . . . . . . . . . .       264
                 Total current liabilities . . . . . .       751
             Net liabilities of discontinued
               operations. . . . . . . . . . . . . . ..$     547


NOTE 12 - NOTES RECEIVABLE FROM SALE OF TRADING BUSINESS

         At December 31, 1995, the Company had a remaining non-interest bearing note receivable due from the sale of the Trading Business (the Company's prior main operating business) totalling $519,000, net of imputed interest of $109,000 at 9.7%. In order to accelerate the collection of the note receivable from its original terms, the Company forgave $29,000 of the note receivable and collected the balance of $490,000 during 1996.


NOTE 13 - STATEMENTS OF CASH FLOWS

                                                  December 31,     December 31,
                                                       1996             1995
                                                          (In thousands)
Supplemental disclosures of cash flow
  information:
        Interest paid . . . . . . . . . . .        $      998          $   776
        Income taxes paid . . . . . . . . . . . .  $        -          $     6
Non-cash transactions relating to financing
  activities:
        Conversion of Debentures into common stock $      485          $   250
        Capital lease obligation. . . . . . . . .  $    1,319          $     -


NOTE 14 - MAJOR CUSTOMER

         The Company's custom compounding business segment had sales to two customers in 1996 totalling $2,128,000 and $2,098,000, and one customer in 1995 totalling $3,022,000.

             PAGE 53 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56

NOTE 15 - BUSINESS SEGMENTS

        The Company has two reportable business segments, as noted below. The information for 1995 has been restated to give effect to the discontinued operation of Tropical which was previously included in the Industrial Products Group:
        Plastic Resins Group: custom-compounding of thermoplastic resins. Industrial Products Group: designs, manufactures and sells equipment utilized by the agricultural industry in weighing or moving grain, soybeans and other agricultural products and develops, manufactures, leases and sells sampling equipment for use in handling agricultural products and in manufacturing and other industries.

                                                         For the Year
                                                          December 31,
                                                     1996             1995
                                                          (In thousands)
Revenues from unaffiliated customers:
    Plastic resins. . . . . . . . . . . . .     $     5,992      $     3,969
    Industrial products . . . . . . . . . .          14,395           11,734
             Total revenues . . . . . . . .     $    20,387      $    15,703
Operating profit:
    Plastic resins. . . . . . . . . . . . .     $       433      $       442
    Industrial products . . . . . . . . . .             872              541
             Total operating profit . . . .           1,305              983
Expenses and other:
    General and administrative expense - parent        (853)            (718)
    Interest expense. . . . . . . . . . . . . .        (897)            (810)
    Interest income . . . . . . . . . . . . . .          46               67
    Loss from continuing operations . . . . . . $      (399)     $      (478)

                                                            As of
                                                           December
                                                             31,
                                                             1996
                                                         (In thousands)
Identifiable assets:
    Plastic resins. . . . . . . . . . . . . . .  .       $    18,918
    Industrial products . . . . . . . . . . . . .              4,608
    Corporate . . . . . . . . . . . . . . . . . .              1,693
                                                         $    25,219









                 PAGE 54 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56


                                                   For the year December 31,
                                                     1996             1995
                                                         (In thousands)

Capital expenditures:
    Plastic resins. . . . . . . . . . . . . .  $    13,201      $       289
    Industrial products . . . . . . . . . . .          327              242
    Corporate . . . . . . . . . . . . . . . .        1,073                -

                                               $    14,601      $       531


                                                   For the year December 31,
                                                      1996             1995
                                                          (In thousands)

Depreciation and amortization:
    Plastic resins. . . . . . . . . . . . . .  $       717      $       562
    Industrial products . . . . . . . . . . .          240              216
    Corporate . . . . . . . . . . . . . . . .          108                -
                                               $     1,065      $       778


                   PAGE 55 OF 63 PAGES; EXHIBITS BEGIN ON PAGE 56