Form 10-Q
period 1997-03-31
INTERSYSTEMS INC /DE/
filed 1997-05-15
CIK 806011

                         FORM 10-QSB

              SECURITIES AND  EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended March 31, 1997

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

As of May 2, 1997 there were 6,384,665 shares of the Company's common stock, par value $.01 per share, outstanding.

                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                   InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Balance Sheet
                              March 31, 1997
                         (In thousands, unaudited)
Assets
------
CURRENT ASSETS:
     Cash                                               $         309
     Trade Receivables                                          3,756
     Inventories                                                1,839
     Prepaid expenses and other                                   178
     Due from Helm Resources, Inc. And Subsidiaries               264
                                                         ------------
                                                                6,346

     Equipment and leasehold improvements, net                 19,238
     Other Assets                                                 247
                                                         ------------
                                                         $     25,831
                                                         ============
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $     2,276
     Current portion of long-term debt                           706
     Accounts payable                                          1,990
     Accrued expenses                                            991
    	Net liabilities of discontinued operations                  547
                                                         ------------
                                                               6,510

Convertible subordinated debentures                            2,327
Long term debt - net of current portion                       16,075

COMMON STOCK SUBJECT TO REDEMPTION-
     PRIVATE PLACEMENT                                         2,076

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 6,384
       shares issued and outstanding                              64
Additional paid-in capital                                     3,463
Retained earnings (deficit)                                   (4,584)
Note Receivable - sale of common stock                          (100)
                                                         ------------
TOTAL SHAREHOLDERS' EQUITY                                    (1,157)
                                                         ------------
                                                         $    25,831
                                                         ============
                             Page 2 of 10

               InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statements of Income
        (In Thousands, Except Per Share Amounts, Unaudited)

                                          Three months ended March 31
                                             1997             1996
                                             ----             ----

Net Sales                                $   5,484       $    3,904
Cost of Sales                                3,551            2,592
                                         ---------       ----------
     Gross Profit                            1,933            1,312

Selling, general and administrative
     expenses                                1,579            1,257

Settlement of note receivable -
    sale of Trading Business                    --               45

Interest income                                 (3)             (14)

Interest expense                               337              175
                                         ---------       ----------

Income (loss) from continuing
  operations                             $      20       $     (151)

Discontinued operations:
  Loss from operations of
    Tropical Systems, Inc.               				   --	             152
                                         ---------       ----------
Net income (loss)                        $      20       $     (303)
                                         =========       ==========

Per share
  Continuing operations                  $      --       $     (.03)
  Discontinued operations                       --             (.03)
                                         ---------       ----------
     Net income                          $      --       $     (.06)
                                         =========       ==========

Average number of common shares
outstanding                              6,384,665        5,139,000
                                         ---------        ---------

                  InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statement of Cash Flows
                           (In thousands)

                                          Three months ended March 31
                                             1997             1996
                                             ----             ----
Net cash used by operating activities    $     (944)       $   (217)
                                         -----------       ---------

Cash flows from investing activities:
     Acquisition of fixed assets               (696)         (2,668)
     Advances to subsidiaries & affiliates       (5)         (  526)
                                         -----------       ---------
     Net cash provided (used)
       in investing activities           $     (701)       $ (3,194)
                                         -----------       ---------

Cash from financing activities:
     Net borrowings                             913              --
     Repayments of long-term debt              (443)           (763)
     Proceeds from promissory notes              --           2,370
    	Issuance of common stock                    --           2,035
                                         -----------       ---------
Net cash provided by financing
  activities                                    470           3,642
                                         -----------       ---------
Net increase (decrease) in cash              (1,175)            231
Cash at beginning of period                   1,484               6
                                         -----------       ---------
Cash at end of period                    $      309        $    237
                                         ===========       =========

Cash paid during the periods for:
Interest                                 $      252        $    125
Taxes                                    $        8        $      1

                 InterSystems, Inc. And Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                            March 31, 1997

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

NOTE 2. In April, 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at March 31, 1997, have aggregate future minimum rentals of approximately $350,000.

NOTE 3. In early 1996, the Company completed a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company.

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

NOTE 4. As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami based subsidiary Tropical Systems, Inc. ("Tropical"). Tropical ceased operations as of September 30, 1996 and InterSystems Nebraska anticipates that Tropical will be disposed of by September 30, 1997 through liquidation. Accordingly, Tropical has been presented as a discontinued operation and the statement of loss for the quarter ended March 31, 1996 has been restated to conform with this presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Three Month Periods Ended March 31, 1997 and 1996
-----------------------------------------------------

Revenues for the 1st qtr '97 increased by $1,580,000 (40.5%) compared to the 1st qtr '96. A substantial portion of the increase in the Company's 1997 and future revenue will be attributable to Chemtrusion's new state-of-the-art Mytex facility ("Mytex") in Jeffersonville, Indiana as well as record tolling volumes at the Chemtrusion, Texas facility. Additionally, higher sales volumes ($116,000) resulting from the recently expanded InterSystems Nebraska facility contributed to the Company's overall sales increase.

Gross margins were 35.3% in 1st qtr '97 as compared to 33.6% in 1st qtr '96. Chemtrusion's gross margin increased significantly to 40.0% in 1st qtr '97 from 21.3% in 1st qtr '96. This increase was a result of higher toll processing volumes at Chemtrusion Texas without an associated increase in fixed costs and the contribution of the Mytex facility. Mytex has contributed substantially to the Company's gross profit. InterSystems Nebraska's gross margin decreased to 31.6% in 1st qtr '97 compared to 35.6% in 1st qtr '96. The decrease was primarily a result of costs associated with its major plant expansion, which was designed to accommodate anticipated future revenue growth.

The Company's selling, general and administrative expenses increased by $324,000 (8.3%) in 1st qtr '97 as compared to 1st qtr '96.
Chemtrusion's expenses increased $353,000 primarily due to the addition of the Mytex facility. Selling, general and administrative expenses for the remainder of the Company decreased $29,000.

Interest expense increased $161,000 in 1st qtr '97 as compared to 1st qtr '96. The increase was primarily a result of financing costs for the Mytex facility.

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities for the three months ended March 31, 1997 amounted to $944,000. This is primarily due to an increase in accounts receivable at InterSystems Nebraska resulting from increased sales volume in the first quarter 1997 as compared to the fourth quarter 1996.

The Company purchased fixed assets during the first quarter 1997 in the amount of $696,000. These purchases were primarily for assets acquired for the Mytex facility.

Net borrowings provided by financing activities amounted to $913,000. The proceeds were used primarily to finance the increase in accounts receivables at InterSystems Nebraska. Repayments of long-term debt amounted to $443,000.

Cash decreased $1,175,000 for the period ending March 31, 1997. This decrease was primarily due to cash used for the purchase of fixed assets at the Mytex facility.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Parent Company
--------------

In early 1996, the Company completed a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. The offering contains redemption features if certain conditions are not met as fully described in note 3 to the condensed consolidated financial statements.

InterSystems Nebraska
---------------------

At March 31, 1997, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At March 31, 1997, borrowings of $1,719,000 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at March 31, 1997). At March 31, 1997,
$258,000 was available under this line of credit. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

The net book value of the collateral totaled approximately $3,582,000 at March 31, 1997. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems
Nebraska's common stock as collateral.

InterSystems Nebraska also entered into an agreement with the bank for an additional $125,000 loan with interest at the bank's base rate plus 2% (10.25% at March 31, 1997) and is due on May 31, 1997.
Under the terms of the agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees.

As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami based subsidiary Tropical Systems, Inc. ("Tropical"). Tropical ceased operations as of September 30, 1996 and InterSystems Nebraska anticipates that Tropical will be disposed of by September 30, 1997 through liquidation. At March 31, 1997, the Company had a net liability associated with discontinued operations of $547,000.

Chemtrusion
-----------

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 and expires in September 1997. The agreement bears interest at 10.25% and is collateralized by Chemtrusion's accounts receivable. As of March 31, 1997, the line of credit balance was $257,500 with $42,500 available.

Subsequent to March 31, 1997, Chemtrusion entered into a loan agreement for $1,459,000 with a financial institution. Proceeds of the note were used to purchase certain equipment that was under capital lease at March 31, 1997, pay other related costs and provide $250,000 in working capital. The note is payable in monthly installments beginning April 1997, of $24,320, plus interest at prime plus 1.5%, through April 2002, and is collateralized by the equipment.

Chemtrusion is in the process of expanding its technological and volume capabilities. In order to achieve this expansion, a new extruding line has been ordered for delivery in September 1997 and is scheduled to be placed in service in the fourth quarter 1997. The estimated cost of the extruder is estimated to be $1,400,000. Chemtrusion will seek financing to effect the purchase of the extruding line. There can be no assurance that management will be able to obtain such financing.

Seasonality
-----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations due to weather conditions. InterSystems Nebraska's revenues are highest in the third quarter (29% of annual revenues in 1996 were recorded). While revenues for the remaining quarters are generally constant, InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of April 30, 1997, InterSystems' backlog was $4,891,000 compared to $4,250,000 as of April 30, 1996.

Outlook

The Company believes that it is making significant progress towards its goal of profitability. Positive earnings in the first quarter is encouraging, since the first quarter is historically the slowest period of the year for the Company's operations.

The turnaround is being led by the Company's high-tech plastics compounding subsidiary, Chemtrusion, Inc., which is starting to make a material contribution as a result of the Company's investments in expanding its technological capabilities. The Company is planning to expand the subsidiary's operating capacity later this year to meet the increasing demand for its custom-compounding services by chemical and petrochemical producers.

InterSystems Nebraska, which specializes in the development of materials-handling systems for large agricultural and industrial companies, is starting to benefit from a doubling of manufacturing capacity and the addition of advanced robotics and other automated efficiencies.

The Company expects to produce earnings growth that should accelerate in 1997 and beyond. InterSystems, Inc. had the strongest April in its history. Revenues for the month of April 1997 were $2,218,000 as compared to $1,216,000 for the month of April 1996. Net earnings exceeded $100,000 for April 1997 as compared to a loss from continuing operations of $104,000 for the month of April 1996.

Forward Looking Statements

This quarterly report for the quarter ended March 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.



     Dated: May 14, 1997               /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer