Form 10QSB
period 1997-06-30
INTERSYSTEMS INC /DE/
filed 1997-08-14
CIK 806011

                                  FORM 10-QSB

                      SECURITIES AND  EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended June 30, 1997

                                       OR

 []TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

 For the transition period from            to
                                ----------    ----------

                        Commission File Number    1-9547
                                                  ------

                               INTERSYSTEMS, INC.

               (Exact Name of registrant as specified in charter)

                 Delaware                   13-3256265
         --------------------          ---------------------
     (State or other jurisdiction          IRS Employer
   of incorporation or organization)  (Identification number)

                               537 Steamboat Road
                              Greenwich, CT  06830
                              --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  203-629-1400
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /x/  No  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 31, 1997 there were 6,384,665 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      InterSystems, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 June 30, 1997
                           (In thousands, unaudited)
Assets

CURRENT ASSETS:
     Cash                                                $        750
     Trade Receivables                                          3,855
     Inventories                                                2,123
     Prepaid expenses and other                                   285
     Due from Helm Resources, Inc. And Subsidiaries               133
                                                         ------------
                                                                7,146
     Equipment and leasehold improvements, net                 19,212
     Other Assets                                                 262
                                                         ------------
                                                         $     26,620
                                                         ============
                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $      2,328
     Current portion of long-term debt                            546
     Accounts payable                                           2,373
     Net liabilities of discontinued operations                   496
     Accrued expenses                                           1,086
                                                         ------------
                                                                6,829

Convertible subordinated debentures                             2,301
Long term debt - net of current portion                        16,367

COMMON STOCK SUBJECT TO REDEMPTION-
     PRIVATE PLACEMENT                                          2,076

SHAREHOLDER'S EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 6,385
       shares issued and outstanding                               64
Additional paid-in capital                                      3,463
Retained earnings (deficit)                                    (4,280)
Note receivable - sale of common stock                           (100)
Treasury stock - 50,000 shares at cost                           (100)
                                                         ------------
TOTAL SHAREHOLDER'S EQUITY                                       (953)
                                                         ------------
                                                         $     26,620
                                                         ============

                      InterSystems, Inc. And Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                         Three months ended June 30
                                             1997             1996
                                             ----             ----
Net Sales                                $   7,481       $    5,067
Cost of Sales                                4,950            3,633
                                         ---------       ----------
     Gross Profit                            2,531            1,434

Selling, general and administrative
     expenses                                1,703            1,330
                                         ---------       ----------

     Operating income                          828              104

Interest income                                 (2)              (6)

Interest expense                               527              147
                                         ---------       ----------
Income (loss) from continuing
    operations                                 303              (37)

Discontinued operations:
   Loss from operations of
     Tropical Systems, Inc.                     --             (328)
   Loss on disposal                             --             (250)
                                         ---------       ----------
   Loss from discontinued operations            --             (578)
                                         ---------       ----------
Net income                               $     303       $     (615)
                                         =========       ==========
Per share
  Continuing operations                        .05             (.01)
  Discontinued operations                       --             (.09)
Per share net income                     ---------       ----------
   Net income (loss)                     $     .05       $     (.10)
                                         =========       ==========
Average number of common shares
outstanding                              6,383,588        6,356,812
                                         ---------        ---------

                      InterSystems, Inc. And Subsidiaries
                  Condensed Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts, Unaudited)

                                          Six months ended June 30
                                             1997             1996
                                             ----             ----
Net sales                                $  12,965        $   8,971
Cost of sales                                8,501            6,225
                                         ---------        ---------
     Gross Profit                            4,464            2,746

Selling, general and administrative
     expenses                                3,282            2,586

Settlement of note receivable-
     sale of Trading Business                   --               45
                                         ---------        ---------
     Operating income (loss)                 1,182              115

Interest income                                 (5)             (20)

Interest expense                               864              323
                                         ---------        ---------
Income (loss) from continuing operations       323             (188)

Discontinued operations:
     Loss from operations of
     Tropical Systems, Inc.                     --             (480)
     Loss on disposal                           --             (250)
                                         ---------        ---------
     Loss from discontinued operations          --             (730)
                                         ---------        ---------
Net income (loss)                        $     323        $    (918)
                                         =========        =========
Per Share
     Continuing operations                     .05             (.03)
     Discontinued operations                    --             (.13)
                                         ---------        ---------
       Net income (loss)                 $     .05        $    (.16)
                                         =========        =========
Average number of common shares
outstanding                              6,382,839        5,746,751
                                         ---------        ---------

                      InterSystems, Inc. And Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                          Six months ended June 30
                                             1997             1996
                                             ----             ----
Net cash used by operating activities:   $     (348)       $   (657)
                                         -----------       ---------

Cash flows from investing activities:
     Acquisition of fixed assets             (1,038)         (7,242)
     Proceeds from sale of trading
       business                                  --             482
     Additions to other assets                   --            (210)
     Advances to subsidiaries &
       affiliates                                --            (546)
                                         ===========       =========
     Net cash provided (used)
       in investing activities           $   (1,038)       $ (7,516)
                                         -----------       ---------

Cash from financing activities:
     Net borrowings                             916              --
     Repayments of long-term debt              (264)           (781)
     Proceeds from promissory notes              --           7,267
     Issuance of common stock                    --           2,035
                                         -----------       ---------
Net cash provided by financing
  activities                                    652           8,521
                                         -----------       ---------
Net increase (decrease) in cash                (733)            348
Cash at beginning of period                   1,484               6
                                         -----------       ---------
Cash at end of period                    $      750        $    354
                                         ===========       =========

Cash paid during the periods for:
Interest                                 $      129        $    353
Taxes                                    $        7        $     27

                      InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

NOTE 2. In April, 1993, the Company sold the net assets and operations related to the Company's Trading Business to certain members of management. The Company remains liable under certain operating leases which were either sublet or assigned to the purchaser. The leases expire in years through 1998 and, at June 30, 1997, have aggregate future minimum rentals of approximately $400,000.

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

NOTE 4. As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami based subsidiary Tropical Systems, Inc. ("Tropical"). Tropical ceased operations as of September 30, 1996 and accordingly, Tropical has been presented as a discontinued operation.

NOTE 5. Amounts due from Helm Resources, Inc. were reduced by $130,000 during the quarter by the transfer to the Company from Helm, of Company common stock valued at market of $100,000 and $30,000 of the Company's 10% convertible subordinated debentures.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 and 1996

The Company experienced record sales volumes for the second quarter 1997 of $7,481,000. Revenue for the 2nd qtr '97 increased by $2,414,000 (47.6%)
compared to the 2nd qtr '96. A substantial portion of the increase in the Company's 1997 revenue, and expected future revenue, is and will be attributable to Chemtrusion's new state-of-the-art Mytex facility ("Mytex") in Jeffersonville, Indiana as well as record tolling volumes at the Chemtrusion, Texas facility. The Mytex facility is operated under a cost plus management fee arrangement. Sales for the Mytex facility include all costs associated with the operation of the facility, including interest expense, plus the monthly management fee earned from operating the facility. Chemtrusion's sales volume increased $1,939,000 in the 2nd qtr '97 as compared to the 2nd qtr '96. The Mytex facility recorded sales of $1,682,000 in the 2nd qtr '97 (the facility opened in the 3rd qtr '96) while the Chemtrusion, Texas facility sales increased $257,000 for the 2nd qtr '97 as compared to the 2nd qtr '96. Additionally, higher sales volumes resulting from the recently expanded InterSystems Nebraska facility contributed to the Company's overall sales volume. InterSystems Nebraska's sales increased $475,000 in the 2nd qtr '97 as compared to the 2nd qtr '96. The increase in sales has been driven by the added plant capacity from the 1996 expansion and a very strong market for the goods produced by InterSystems Nebraska.

Gross margins were 33.8% in the 2nd qtr '97 as compared to 28.3% in the 2nd qtr '96. Chemtrusion's gross margin increased significantly to 41.1% in the 2nd qtr '97 from 21.9% in the 2nd qtr '96. This increase was a result of higher toll processing volumes at Chemtrusion Texas without an associated increase in fixed costs and the contribution of the Mytex facility. Gross margin at Nebraska was 28.3% in the 2nd qtr '97 as compared to 29.8% in the 2nd qtr '96. The decrease is due to product mix.

The Company's selling, general and administrative expenses increased by $373,000 (28.0%) in the 2nd qtr '97 as compared to the 2nd qtr '96. Chemtrusion's expenses increased $376,000 primarily due to the addition of the Mytex facility ($267,000) and an increase in salary expense at Chemtrusion, Texas for the addition of two new upper level management positions.

Interest expense increased $380,000 in the 2nd qtr '97 as compared to the 1st qtr '96. The increase was primarily a result of financing costs for the Mytex facility. Interest expense for the Mytex facility is charged back under the facility operating agreement and is recaptured by the Company through sales.

RESULTS OF OPERATIONS
Six Months Ended June 30, 1997 and 1996

There was an increase of $3,994,000 (44.5%) in revenue for the six months ending June 30, 1997 compared to the six months ending June 30, 1996. Chemtrusion's sales increased $3,403,000 due to the new Indiana project ($2,925,000) as well as increased tolling volume at Chemtrusion, Texas ($478,000). Additionally, higher sales volumes of bulk materials handling equipment ($591,000) resulting from the recently expanded InterSystems Nebraska facility contributed to the Company's overall sales increase.

Gross margins were 34.4% for the first six months of 1997 as compared to 30.6% for the same period ending 1996. Chemtrusion's gross margin rose considerably to 40.6% for the first six months of 1997 as compared to 21.6% for the same period ending 1996. This increase was a result of higher toll processing volumes at Chemtrusion, Texas without an associated increase in fixed costs and the contribution of the Mytex facility. InterSystems Nebraska's gross margin decreased from 33% during the first six months of 1996 to 29% for the same period ending 1997. The decrease is primarily a result of product mix.

Selling, general and administrative expenses increased $696,000 (27%) for the first six months of 1997 as compared to the same period for 1996.
Chemtrusion's expenses increased $716,000 primarily due to the addition of the Mytex facility ($512,000) and an increase in salary expense at Chemtrusion, Texas for the addition two new upper level management positions.

Interest expense increased $541,000 for the first six months of 1997 as compared to the same period ending 1996. The increase was primarily a result of financing for the Mytex facility as well as an increase at InterSystems Nebraska for additional receivables and inventory borrowings against their line of credit. Interest expense for the Mytex facility is charged back under the facility operating agreement and is recaptured by the Company through sales.

Liquidity and Capital Resources

Cash used by operating activities for the six months ended June 30, 1997 amounted to $348,000. This is primarily due to an increase in accounts receivable at InterSystems Nebraska resulting from increased sales volume.

The Company purchased fixed assets year-to-date in the amount of $1,038,000. These purchases were primarily for assets acquired for the Mytex facility.

Net borrowing provided by financing activities amounted to $916,000. The proceeds were used primarily to finance the increase in accounts receivables at InterSystems Nebraska. Repayments of long-term debt amounted to $264,000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

Parent Company

On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company. The offering contains redemption features if certain conditions are not met. See note 3 to the condensed consolidated financial statements.

InterSystems Nebraska

At June 30, 1997, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At June 30, 1997, borrowings of $1,850,952 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at June 30, 1997). At June 30, 1997, $324,000 was available under this line of credit. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment, fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $3,560,000 at June 30, 1997. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral. Under the terms of the agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees.

Subsequent to June 30, 1997, InterSystems Nebraska entered into a refinancing agreement with a bank for their building and certain equipment. The refinancing for the building totaled $675,000 with a fixed interest rate of 2.75% over the 5 year T-bill rate (8.82%). The note matures on 7/1/2002 with monthly payments of $3,750 plus interest with the remaining balance of $450,000 due at maturity. The refinancing for the equipment totaled $663,000 with a fixed interest rate of 9.31%. The note is amortized over 7 years with monthly payments of $7,892 and matures July 1, 2004. The notes contain
essentially the same covenants as the line of credit.   Furthermore,
InterSystems Nebraska stock has been pledged as collateral and the notes are guaranteed by the Company. After repayments on remaining balances of the pre-existing notes and loan transaction fees, $484,000 was available to InterSystems Nebraska for working capital.

As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami subsidiary Tropical Systems, Inc. ("Tropical"). At June 30, 1997, the Company had a net liability associated with discontinued operations of $496,000.

Chemtrusion

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires in September 1997. The agreement bears interest at 10.25% and is collateralized by Chemtrusion's accounts receivable. As of June 30, 1997, the line of credit balance was $177,500. Subsequent to June 30, 1997, $90,000 was temporarily drawn on the line of credit to partially finance the down payment on a new extruding line for the Texas facility.

During the second quarter 1997, Chemtrusion entered into a loan agreement for $1,459,000 with a financial institution. Proceeds of the note were used to purchase certain equipment that was under capital lease, pay other related costs and provide $250,000 in working capital. The note is payable in monthly installments of $24,320, plus interest at prime plus 1.5%, through April 2002, and is collateralized by the equipment.

Chemtrusion is in the process of expanding its technological and volume capabilities. In order to achieve this expansion, a new extruding line has been delivered to the Texas facility and installation has begun. The cost of the extruder is $1,400,000. Chemtrusion has made the down payment for the extruder through available cash and amounts available from its line of credit. Chemtrusion is seeking financing to effect the purchase of the extruding line. Although financial institutions have made proposals for the financing, there can be no assurances that management will be able to obtain such financing on favorable terms.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of June 30, 1997, InterSystems' backlog was $5,765,000 compared to $3,121,000 as of June 30, 1996. Subsequent to June 30, 1997, the backlog at Nebraska has remained relatively stable at $5,708,000.

Outlook

The Company believes that it has made significant progress towards its goal of profitability. The Company is experiencing record sales and profits which are a result of investments made last year in technology, automation and expanding and providing additional capacity at both subsidiaries.

The turnaround is being led by the Company's high-tech plastics compounding subsidiary, Chemtrusion, Inc.. The Company is in the process of expanding the subsidiary's operating capacity to meet the increasing demand for its custom-compounding services by chemical and petrochemical producers. A fourth production line has been delivered at the Texas facility and will be on line in September. Chemtrusion's Mytex facility has performed better than expected. Additional manufacturing equipment on order for the Mytex facility will significantly increase capacity for fiscal year 1998.

InterSystems Nebraska, which specializes in the development of materials-handling systems for large agricultural and industrial companies, is beginning to benefit from a doubling of manufacturing capacity and the addition of advanced robotics and other automated efficiencies. Sales at InterSystems Nebraska have increased during the period as a result of the continuing strength of the grain industry, which has been investing heavily in capital improvements. The current backlog is the highest in the Company's history.

Forward Looking Statements

This quarterly report on Form 10QSB for the quarter ended and six months ended June 30, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; (v) cancellation or termination of significant customer contracts; and (vi) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.



Dated: August 14, 1997               /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
Ex 27           Financial Data Schedule