Form 10QSB
period 1997-09-30
INTERSYSTEMS INC /DE/
filed 1997-11-14
CIK 806011

                         FORM 10-QSB

              SECURITIES AND  EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended September 30, 1997

                               OR

 []TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           EXCHANGE ACT

 For the transition period from __________ to __________

                  Commission File Number    1-9547
                                            ------

                        INTERSYSTEMS, INC.
                        ------------------

       (Exact Name of registrant as specified in charter)

                 Delaware                  13-3256265
         --------------------         ---------------------
     (State or other jurisdiction         IRS Employer
   of incorporation or organization) (Identification number)

                        5120 Woodway, Suite 9029
                        Houston, Texas  77056
                        ---------------------
               (Address of principal executive offices)
                             (Zip Code)

                            713-622-7710
------------------------------------------------------------
       (Registrant's telephone number, including area code)

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

As of November 13, 1997 there were 7,555,314 shares of the Company's common stock, par value $.01 per share, outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Balance Sheet
                             September 30, 1997
                         (In thousands, unaudited)
Assets
------
CURRENT ASSETS:
     Cash                                               $         323
     Trade Receivables                                          4,759
     Inventories                                                2,045
     Prepaid expenses and other                                   398
                                                         ------------
                                                                7,525

     Equipment and leasehold improvements, net                 19,562
     Other Assets including investment in affiliated
       company at cost                                            415
                                                         ------------
                                                         $     27,502
                                                         ============

                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $     2,032
     Current portion of long-term debt                           522
     Accounts payable                                          2,184
     Accrued expenses                                          1,332
     Net liabilities of discontinued operations                  429
                                                        ------------
                                                               6,499
Convertible subordinated debentures                            1,967
Long term debt - net of current portion                       16,999

SHAREHOLDER'S EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 6,707
       shares issued and outstanding                              67
Additional paid-in capital                                     5,923
Outstanding options & warrants                                   223
Retained earnings (deficit)                                   (3,959)
Note receivable - sale of common stock                          (100)
Treasury stock - 70 shares at cost                              (117)
                                                         ------------
TOTAL SHAREHOLDER'S EQUITY                                     2,037
                                                         ------------
                                                         $    27,502
                                                         ============
                             Page 2 of 12

                 InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statements of Income
        (In Thousands, Except Per Share Amounts, Unaudited)

                                      Three months ended September 30
                                             1997             1996
                                             ----             ----

Net Sales                                $   8,095       $    5,855
Cost of Sales                                5,676            4,229
                                         ---------       ----------
     Gross Profit                            2,419            1,626

Selling, general and administrative
     expenses                                1,745            1,394
                                         ---------       ----------

     Operating income                          674              232

Interest income                                 --              (12)

Interest expense                               352              178
                                         ---------       ----------

Net income                               $     322       $       66
                                         =========       ==========

Per share net income                     $     .05       $      .01
                                         =========       ==========


Average number of common shares
outstanding                              6,431,501        6,378,135
                                         ---------        ---------

                   InterSystems, Inc. And Subsidiaries
              Condensed Consolidated Statements of Income
          (In Thousands, Except Per Share Amounts, Unaudited)

                                       Nine months ended September 30
                                             1997             1996
                                             ----             ----
Net sales                                $  21,060        $  14,826
Cost of sales                               14,177           10,453
                                         ---------        ---------
     Gross Profit                            6,883            4,373

Selling, general and administrative
     expenses                                5,027            3,980

Settlement of note receivable-
     sale of Trading Business                   --               48
                                         ---------        ---------
     Operating income                        1,856              345

Interest income                                 (6)             (32)

Interest expense                             1,217              501
                                         ---------        ---------
Income (loss) from continuing operations       645             (124)

Discontinued operations:
     Loss from operations of
     Tropical Systems, Inc.                     --             (480)
     Loss on disposal                           --             (250)
                                         ---------        ---------
     Loss from discontinued operations          --             (730)
                                         ---------        ---------
Net income (loss)                        $     645        $    (854)
                                         =========        =========

Per Share
     Continuing operations                     .10             (.02)
     Discontinued operations                    --             (.12)
                                         ---------        ---------
       Net income (loss)                 $     .10        $    (.14)
                                         =========        =========

Average number of common shares
outstanding                              6,400,176        5,946,243
                                         ---------        ---------

                  InterSystems, Inc. And Subsidiaries
            Condensed Consolidated Statement of Cash Flows
                           (In thousands)

                                        Nine months ended September 30
                                             1997             1996
                                             ----             ----

Net cash used by operating activities      $   (253)       $  (1,335)
                                           --------        ---------

Cash flows from investing activities:
     Acquisition of fixed assets             (1,980)         (12,571)
     Proceeds from sale of
        Trading Business                         --              482
     Additions to other assets                   --             (230)
     Advances to subsidiaries
        affiliates                               --             (489)
                                           --------        ---------
Net cash used in investing activities        (1,980)         (12,808)

Cash from financing activities:
     Net borrowings                             965              --
     Repayments of long-term debt                --            (709)
     Proceeds from promissory notes              --          13,204
     Issuance of common stock and
        warrant exercise                        107           2,022
                                           --------        --------
Net cash provided by financing activities     1,072          14,517
                                           --------        --------
Net increase (decrease) in cash              (1,161)            374
Cash at beginning of period                   1,484               6
                                           --------        --------
Cash at end of period                      $    323        $    380
                                           ========        ========

Cash paid during the periods for:
Interest                                   $    444        $    482
Taxes                                      $     37        $     30

                 InterSystems, Inc. And Subsidiaries
        Notes to Condensed Consolidated Financial Statements
                           September 30, 1997

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

NOTE 3. During the nine months ended September 30, 1997, $185,900 principal amount of 8% convertible debentures were converted into 130,000 shares of common stock and $155,000 principal amount of 10% convertible debentures were converted into 84,699 shares of common stock. Subsequent to September 30, 1997 an additional $550,850 principal amount of 8% convertible debentures were converted into 393,464 shares of common stock and $460,000 principal amount of 10% convertible debentures were converted into 261,364 shares of common stock.

NOTE 4. On December 1, 1995, the Company commenced a private placement of Units consisting of 40,000 shares of Common Stock and 20,000 Common Stock Purchase Warrants for $55,000 per Unit. The Company sold 39 Units, which yielded over $2,100,000 in proceeds to the Company.

The warrants are exercisable through January 15, 2000 at the exercise price of $1.80 per share. The warrants may be called by the Company at $.05 per warrant if during the three year period following the effectiveness of a Registration Statement (August 9, 1996) covering the shares and shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days. Holders of the units had the right at the end of the two year period following the effectiveness of a Registration Statement (August 9, 1996) covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock was at least $1.80 per share for any thirty consecutive days. During the period ending September 30, 1997, the Company's common stock met the closing price requirements to extinguish this put. As of September 30, 1997, the contingent liability of $2,076,000 has been transferred to equity.

NOTE 5. As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami based subsidiary Tropical Systems, Inc. ("Tropical"). Tropical ceased operations as of September 30, 1996 and accordingly, Tropical has been presented as a discontinued operation.

NOTE 6. Amounts due from Helm Capital Group, Inc. were paid in full during the nine months by the transfer to the Company from Helm, of Company common stock valued at market of $117,000, $30,000 of the Company's 10% convertible subordinated debentures and by the transfer of 169,565 shares of Helm stock valued at market of $117,000.

Note 7. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.

The Company is required to adopt this standard in the fourth quarter of 1997. Using the principles set forth in SFAS 128, basic earnings per share would not be materially different from that presented.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
Three Month Periods Ended September 30, 1997 and 1996
-----------------------------------------------------

There was an increase of $2,240,000 (38.3%) in net sales for the three month period ending September 30, 1997 (the "1997 period") compared to the three month period ending September 30, 1996 (the "1996 period"). The sales increase was primarily attributable to Chemtrusion's Mytex project in Jeffersonville, Indiana ($905,000), as well as higher sales volume of bulk materials handling equipment at InterSystems Nebraska ($1,259,000).

Gross profit as a percentage of sales was 29.9% in the 1997 period as compared to 27.8% in the 1996 period. Chemtrusion's gross profit as a percentage of sales increased to 29.5% in the 1997 period from 27.6% in the 1996 period. The increase in gross profit was primarily a result of the Chemtrusion Mytex project which began operations in the fourth quarter 1996. Nebraska's gross profit as a percentage of sales increased to 29.3% in the 1997 period as compared to 26.6% in the 1996 period. The increase was primarily a result of an increase in production afforded by the 1996 plant expansion.

The Company's selling, general and administrative expenses increased by approximately $351,000 (25.2%) in the 1997 period as compared to the 1996 period. Nebraska's expenses increased approximately $170,000 primarily due to the 1996 plant expansion. Parent company expenses increased approximately $160,000 for certain expenses of business operations including compensation based on profit.

Interest expense increased approximately $174,000 in the 1997 period as compared to the 1996 period. The increase was primarily a result of financing costs for the Mytex facility. Interest expense for the Mytex facility is charged back to Mytex under the facility operating agreement and is recaptured by the Company through sales.

RESULTS OF OPERATIONS
---------------------
Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

There was a record increase of $6,234,000 (42.1%) in net sales for the nine months ending September 30, 1997 (the "1997 period") compared to the nine months ended September 30, 1996 (the "1996 period"). Chemtrusion's sales increased $4,384,000 (122.0%) due to the Mytex project and higher tolling volumes in Texas. Additionally, higher sales volumes of bulk materials handling equipment ($1,850,000) resulting from the recently expanded InterSystems Nebraska facility contributed to the Company's overall sales increase.

Gross profit as a percentage of sales increased to 32.7% in the 1997 period as compared to 29.5% in the 1996 period. Chemtrusion's gross profit as a percentage of sales rose considerably to 36.9% in the 1997 period from 24.5% in the 1996 period. This increase was a result of higher toll processing volumes at Chemtrusion, Texas without an associated increase in fixed costs and the contribution of the Mytex facility. Nebraska's gross profit as a percentage of sales dropped slightly to 29.1% in the 1997 period from 30.7% in the 1996 period.

Selling, general and administrative expenses increased $1,047,000 (26.3%) in the 1997 period as compared to the 1996. Chemtrusion's expenses increased $708,000 primarily due to the addition of the Mytex facility ($576,000) and an increase in salary expense at Chemtrusion, Texas for the addition of two new upper level management positions. Nebraska's expenses increased $269,000 as a result of an increase in personnel, operating lease costs, and other general and administrative expenses associated with the increased production capacity of the plant expansion. Parent Company expenses increased due to certain expenses of business operations including compensation based on profit.

Interest expense increased $716,000 in the 1997 period as compared to the 1996 period. The increase was primarily a result of financing for the Mytex facility. Interest expense for the Mytex facility is charged back to Mytex under the facility operating agreement and is recaptured by the Company through sales.

Liquidity and Capital Resources
-------------------------------
Cash used by operating activities for the nine months ended September 30, 1997 amounted to $253,000. This is primarily due to an increase in accounts receivable at InterSystems Nebraska resulting from increased sales volume.

The Company received cash in the amount of $107,000 from the exercise of common stock warrants.

The Company purchased fixed assets year-to-date in the amount of $1,980,000. These purchases were primarily for assets acquired for the Mytex facility.

Net borrowing provided by financing activities amounted to $965,000. The proceeds were used primarily to finance the increase in accounts receivables and to refinance the real property at InterSystems Nebraska.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

InterSystems Nebraska
---------------------
InterSystems Nebraska has a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At September 30, 1997, borrowings of $1,198,212 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at September 30, 1997). At September 30, 1997, $809,000 was available under this line of credit. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment, fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $3,616,000 at September 30, 1997. Under the terms of the agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees.

During the period ending September 30, 1997, InterSystems Nebraska entered into a refinancing agreement with a bank for their building and certain equipment. The refinancing for the building totaled $675,000 with a fixed interest rate of 2.75% over the 5 year T-bill rate (8.82%). The note matures on 7/1/2002 with monthly payments of $3,750 plus interest with the remaining balance of $450,000 due at maturity. The refinancing for the equipment totaled $663,000 with a fixed interest rate of 9.31%. The note is amortized over 7 years with monthly payments of $7,892 and matures July 1, 2004. The notes contain essentially the same covenants as the line of credit. After repayments on remaining balances of the pre-existing notes and loan transaction fees, $484,000 was available to InterSystems Nebraska for working capital. InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral for all of the above loans.

As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue its Miami subsidiary Tropical Systems, Inc. ("Tropical"). At June 30, 1997, the Company had a net liability associated with discontinued operations of $429,000.

Chemtrusion
-----------

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires in September 1998. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable. As of September 30, 1997 $113,000 was borrowed on the line of credit. There were no borrowings under the line of credit as of November 12, 1997.

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

Chemtrusion is in the process of expanding its technological and volume capabilities. In order to achieve this expansion, a new extruding line has been delivered to the Texas facility and installation is complete. The equipment is presently in the testing phase and should be operable late November 1997. The cost of the extruder is $1,500,000 and is financed through a five year capital lease with monthly payments of $32,100.

Seasonality
-----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of September 30, 1997, InterSystems' backlog was $3,532,000 compared to $2,444,000 as of September 30, 1996. The backlog as of November 10, 1997 was $3,097,000.

Item 4.  Submission of Matters to a Vote of Security-Holders

On September 3, 1997, the Company held its 1996 Annual Meeting of Shareholders, at which the shareholders elected Daniel T. Murphy and William Lurie to serve as Class C directors until the year 2000 annual meeting of shareholders and until their successors are elected, and approved the adoption of the Company's 1997 Stock Option Plan. The holders of record of 5,755,434 shares of common stock of the Company out of a total 6,386,623 shares of common stock outstanding on the record date were present, in person or by proxy, at the annual meeting of shareholders.

The holders of record of the respective number of shares of common stock of the Company set forth below voted for, or withheld authority for, the election of the following individuals as members of the board of directors:

                                   No. of            No. of Votes
Name                              Votes for            Withheld
----                              ---------          ------------
Daniel T. Murphy                  5,725,922              29,512

William Lurie                     5,727,922              27,512

The holders of record of the respective number of shares of common stock of the Company set forth herein voted for (3,323,586), against (143,441) or abstained (33,400) with respect to the proposal to adopt the Company's 1997 Stock Option Plan.

Forward Looking Statements

This quarterly report on Form 10QSB for the quarter ended and nine months ended September 30, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; (v) cancellation or termination of significant customer contracts; and (vi) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.



Dated: November 14, 1997               /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule