Form 10KSB
period 1997-12-31
INTERSYSTEMS INC /DE/
filed 1998-03-30
CIK 806011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [Fee Required] For Fiscal Year Ended December 31, 1997
                                               -----------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required] For the transition period _________________ to ______________.

                           Commission File No. 1-9547

                               INTERSYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                    13-3256265
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   7115 Clinton Drive, Houston, Texas                        77020
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (713) 622-7110
                                                         --------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered
   -------------------           -----------------------------------------
Common Stock, $.01 par value               American Stock Exchange
Common Stock Purchase Warrants             American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
        ----------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 1997 were $27,007,753.

The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $3,755,600 based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on March 13, 1998, which was $2.1875.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 13, 1998: 7,906,376.

Documents incorporated by reference:  NONE

Transitional Small Business Format: Yes [ ]  No [X]

                                     PART I
ITEM 1:  BUSINESS

INTRODUCTION AND BUSINESS DEVELOPMENT

InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's two principal lines of business today consist of the operations of its wholly-owned subsidiary, INTERSYSTEMS, INC., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by its wholly-owned subsidiary, CHEMTRUSION, INC. ("Chemtrusion"). For each of the two years ended December 31, 1997 and 1996, approximately 60 % and 71%, respectively, of the Company's revenues were attributable to the business of InterSystems Nebraska and approximately 40% and 29%, respectively, of the Company's revenues were attributable to the business of Chemtrusion. Information regarding the dollar amount of revenues, operating profit and identifiable assets for each of the Company's lines of business is included in Note 15 to the Company's consolidated financial statements.

The Company had revenues from continuing operations of $27,007,753, and $20,462,000, respectively, for the years ended December 31, 1997 and 1996. For the year ended December 31, 1997, the Company reported a net profit from continuing operations of $419,000 and a net profit for the year of $569,000, as compared to a net loss from continuing operations of ($399,000) and a net loss of ($2,319,000) for the year ended December 31, 1996. The net profit for the year ended December 31, 1997 included a $150,000 gain from discontinued operations due to the reversal of over-accruals arising from the 1996 disposal of the Company's Tropical Systems, Inc. subsidiary, as compared to a loss from discontinued operations of ($1,920,000) for the year ended December 31, 1996, of which ($1,440,000) was incurred on the disposal of Tropical.

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

Bucket elevators. Bucket elevators are used to elevate material vertically. The material is elevated by utilizing buckets attached to a belt. Material flows into the buckets at the bottom and is discharged when reaching the top. This equipment is typically required by customers to elevate commodities such as wood chips, slate, fertilizer, flour, grains and malt.

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

                                  Manufacturing

InterSystems Nebraska fabricates, welds and assembles raw material and other purchased components into its finished sampling and handling systems. InterSystems Nebraska's products are designed and manufactured at its two Omaha facilities with a combined area of 70,000 square feet, of which approximately 60,000 square feet are dedicated to manufacturing operations. The subsidiary utilizes robotics, integrated software and automated production systems in its manufacturing processes, and has invested in a CNC turret punch, computerized machining and fabrication equipment and automatic welding equipment. In addition, engineering utilizes a Computer Aided Design (CAD) system.

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

                                   Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues generally are highest in the second and third quarter. The company did receive a very large international order in late December 1997, although no revenues were derived therefrom in 1997. See "Backlog." InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency.

                                     Backlog

InterSystems Nebraska had a sales backlog of approximately $7,200,000 at December 31, 1997, compared with $2,266,000 at December 3l, 1996. The increase backlog at December 31, 1997 was attributable in part to one large international order in the amount of $4,000,000. All orders at December 3l, l997 are believed to be firm and are expected to be filled by December 3l, l998.

                                    Customers

During 1997, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1997 or 1996. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

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

THE BUSINESS OF CHEMTRUSION

Chemtrusion provides the value-added service of custom compounding thermoplastic resins for resin producers. Custom resin compounding involves the combining of a resin with various additives such as pigments, impact modifiers, mineral fillers or stabilizers to customize the product to a particular end use. The end use may require color, opaqueness, toughness, stiffness, flame or chemical retardance characteristics or other specified qualities not available in standard thermoplastic resins. These compounds are used extensively in consumer products, packaging materials, automotive parts, and in the electrical, agricultural and office equipment industries. A variety of compounds are manufactured by Chemtrusion, including mineral and glass filled polyolefins, specialty resin alloys and additive concentrates.

                             Compounding Operations

HOUSTON FACILITY: Chemtrusion provides custom compounding services using four twin screw extruders various blenders and other equipment at its Houston facility. The Houston facility completed installation of its fourth twin screw extruder during November 1997. This new extrusion line offers the latest generation of compounding technology and provides manufacturing capacity for smaller volume products bringing the total annualized capacity of the facility to 46 million pounds. 1997 production was approximately 27,313,016, compared to approximately 23,820,635 pounds in 1996.

In Chemtrusion's custom compounding operations, the customer supplies all or most of the raw materials including resins and other additives. Chemtrusion supplies the operating equipment and process technology to precisely melt mix or physically blend the various feedstock components into finished products. Chemtrusion consults with each customer regarding use of its process technology in order to achieve the optimal product performance of each formulation, particularly when the objective is support of the customer's research and development activities for new products. Once parameters are established, Chemtrusion's process technology is generally used to support commercial manufacturing of products.

MYTEX FACILITY: In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As designed, the plant contains four production lines with an annual capacity of 35 million pounds of product, and sufficient space to add several additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time, with adjustment in the management fee payable to Chemtrusion.

Mytex guaranteed the initial construction financing which had been provided by a financial institution. The plant was completed in October 1996. In January 1997, Mytex provided $14,000,000 permanent financing for the facility. See Note 5 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the exclusive benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which management currently expects to provide significant net profits to Chemtrusion.

During June 1997, Chemtrusion and Mytex amended the Definitive Agreement to provide additional rail siding in support of both current and future bulk shipment requirements of the facility. Pursuant to the Agreement, Chemtrusion arranged for design and installation of the new facilities during 1997. Currently, the project is being funded by Mytex through interim short-term financing. Mytex will provide permanent financing of the new facilities under terms similar to those contained in the initial Agreement. In accordance with the terms of this amendment, no change was made to Chemtrusion's management fee in conjunction with these new facilities.

Also during June 1997, Chemtrusion and Mytex further amended the Definitive Agreement to provide for design, installation and operation of a new production line. Pursuant to the Agreement, Chemtrusion is currently in the process of procuring equipment for the new line which is designed to significantly increase output from the facility. Under the terms of the Agreement, Mytex will again provide permanent financing of the new facilities under terms similar to those contained in the initial Agreement. In accordance with the terms of the Agreement, Chemtrusion will receive a management fee for its operation of the new facilities, which covers operating expenses of the new facilities and debt servicing. Management expects this fee to increase net profits to Chemtrusion beginning in June 1998.

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

                               Sales and Marketing

Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent consumers of compounded materials can learn of Chemtrusion's capabilities. Chemtrusion does not have an outside or field sales force. Chemtrusion believes its focus on quality has resulted in the development of stable, long-term customer relationships.

                                    Customers

The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. During 1997, 97% of Chemtrusion's revenues were attributable to three customers: Mytex accounted for approximately 58% of total revenues of Chemtrusion and two other customers accounted for an aggregate of 39% of total revenues of Chemtrusion. Other than Mytex, Chemtrusion is not under long term contract with these customers, although it has done business with both customers for several years. The Company believes that the loss of any of these customers would have a material adverse effect on its business and revenues.

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

                            Research and Development

During the two fiscal years ended December 31, 1997 and 1996, the Company spent minimal amounts on research and development activities.

EMPLOYEES

The Company currently employs 130 persons at Chemtrusion and 150 persons at InterSystems Nebraska, all of whom are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities, as well as 5 part-time persons in executive and administrative capacities who allocate their time between the Company and affiliated entities. None of the Company's employees are represented by a union. The Company believes that its labor relations are good.

ENVIRONMENTAL MATTERS

The Company does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment.

ITEM 2:  PROPERTIES

THE COMPANY: The Company's executive offices are located at 7115 Clinton Drive, Houston, Texas where it shares office space with Chemtrusion, Inc. pursuant to a lease expiring in April 2002 as discussed below. The Company does not pay any rent in connection with this space.

The Company shares occupancy with two other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and an option to extend the lease for an additional three years was exercised in January 1998 at a rental of

$112,500 for the first year, $117,500 for the second year and $121,500 for the third year. The other corporations sharing this space two other public corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.

INTERSYSTEMS NEBRASKA: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska. The facility is subject to a mortgage with respect to a $656,000.00 term loan bearing interest at 8.82%. The loan matures in July 2002 and the balance due at maturity is $450,000.

InterSystems Nebraska leases a second facility comprising 30,000 square feet of additional manufacturing space in Omaha, for a total square footage under use of 70,000 square feet. The lease provides for an annual rental of approximately $100,000 per year and expires in November 2000.

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

The Mytex facility located in Jeffersonville, Indiana is a 178,000 square foot state-of-the-art compounding plant which is owned by Chemtrusion, but is subject to the right of Mytex to repurchase it from Chemtrusion under certain circumstances. The facility is also subject to a mortgage of $14,000,000 to secure construction financing at 7% due in January 31, 2011. See "Business of Chemtrusion--Mytex Facility."

The Company believes that the facilities of its subsidiaries are adequate for the current and reasonably forseeable future needs, and are adequately insured.

ITEM 3:  LEGAL PROCEEDINGS

At the present time, the Company is not a party to any lawsuits which are expected to have a material adverse effect on the business, operations or finances of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None








                [The rest of this page intentionally left blank.]

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

                Fiscal 1996                            High          Low
                                                     -------       ------
                First Quarter                        $2  1/4       $1 3/8
                Second Quarter                        1 15/16       1 1/4
                Third Quarter                         1  5/8        1 5/16
                Fourth Quarter                        1  1/2        1

                Fiscal 1997                            High          Low
                                                     -------       ------
                First Quarter                        $1  3/8       $1
                Second Quarter                        1 15/16          7/8
                Third Quarter                         2  3/4        1  5/8
                Fourth Quarter                        3  1/8        1 13/16

The closing price of the Common Stock on March 13, 1998 was $2.1875. As of March 13, 1998, there were, to the best of the Company's knowledge, approximately 165 holders of record (not beneficial holders) of the Company's Common Stock.

b. DIVIDEND POLICY The Company has not paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the fore seeable future. Furthermore, InterSystems Nebraska is a party to certain debt agreements which prohibit the declaration or payment of cash dividends by InterSystems Nebraska. This prohibition has the practical effect of restricting the payment of dividends on the Company's common stock.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

There was a record sales increase of $6,546,000 (32%) in 1997 to $27,008,000 compared to $20,462,000 in 1996. Chemtrusion sales increased $4,637,000 (76.4%) to $10,704,000 in 1997 from $6,067,000 in 1996. Chemtrusion's sales increase is primarily due to the Mytex facility and higher tolling volumes at the Houston facility. Essentially all revenues of both Chemtrusion locations are derived from toll processing. Additionally, higher sales volumes of bulk materials handling equipment ($1,909,000) resulting from the 1996 expansion of the InterSystems Nebraska facility contributed to the Company's overall sales increase.

Gross margin as a percentage of sales increased 10% to 32.4% in 1997 as compared to 29.5% in 1996. Chemtrusion's gross margin increased 34.6% to 38.9% in 1997 from 28.9% in 1996 primarily due to increased plant utilization at both facilities. Nebraska's gross profit as a percentage of sales decreased to 28% in 1997 from 30% in 1996. This was primarily a result of an increase in sales of lower margin products and increased operating costs associated with the plant expansion.

Selling, general and administrative expense increased $1,143,000 (20.6%) in 1997 while decreasing 2% as a percentage of sales. Nebraska's expenses increased $234,000 as a result of an increase in personnel, operating lease costs, and other general and administrative expenses associated with increased sales and additional production capacity. Chemtrusion's expenses increased $854,000 primarily due to the addition of the Mytex facility ($595,000) and an increase in salary expense at Houston facility for the addition of two new upper level management positions and other expenses of business operations as a result of higher tolling volumes.

Net interest expense increased approximately $783,000 in 1997 as compared to 1996 primarily due to interest incurred on the Mytex facility. Interest expense for the Mytex facility is charged back to Mytex under the facility operating agreement and is recaptured by the Company through sales.

Chemtrusion is expanding the Mytex facility. Beginning in May of 1998, a new production line is expected to be operational at that location. The line will be financed by the joint venture. Management anticipates that the addition of the new extruder will produce additional management fees in excess of $100,000 annually.

As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue Tropical Systems, Inc., a wholly-owned subsidiary of Nebraska. Tropical ceased operations as of September, 30, 1996 and was liquidated during 1997. For the six months ended June 30, 1996, Tropical Systems incurred an operating loss of $480,000. During 1996, InterSystems Nebraska recorded a loss on disposal of Tropical totaling $1,440,000, which included $167,000 for operating losses from July 1, 1996 through September 30, 1996, the date Tropical ceased operations. Of the $1,440,000 recorded, $1,190,000 was recorded in the fourth quarter of 1996.

On December 19, 1997, InterSystems, Inc. announced the signing by its InterSystems Nebraska subsidiary of a $4.0 million contract to supply grain handling equipment to Silotrans, the joint venture operators of the new port grain terminal project in Constanta, Romania. The order is the largest ever received by InterSystems Nebraska and has resulted in a record backlog of $7.2 million as of the date of the announcement, compared with $2.3 million on December 31, 1996. Shipments began in March of 1998 and are expected to be completed by the end of May 1998, during what historically has been a slower time of year for InterSystems Nebraska shipments.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in 1997 amounted to $1,242,000. Proceeds from lines of credit and other short-term borrowings amounted to $1,094,000; $2,851,000 was provided from borrowings on long-term debt obligations, primarily from a mortgage at InterSystems Nebraska ($675,000), equipment financing at InterSystems Nebraska ($663,000) and approximately $1,500,000 from the refinancing and acquisition of equipment previously under capital lease at Chemtrusion's Houston facility. Proceeds from the sale of common stock were $248,000. Capital expenditures for the purchase of fixed assets amounted to $2,504,000. This amount is primarily for the aforementioned equipment for the Houston facility, as well as fixed asset additions, including a rail spur, at the Mytex facility. Payments under capital leases as well as payments under various long-term debt obligations amounted to approximately $3,440,000. There was a net decrease in cash of $572,000 for the year ended December 31, 1997.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated funding needs. There can be no assurances that management will be able to obtain such financing.

INTERSYSTEMS NEBRASKA

At December 31, 1997, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At December 31, 1997, borrowings of $1,508,000 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at December 31, 1997). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $5,228,000 at December 31, 1997. In addition, InterSystems, Inc., a Delaware corporation (the "Parent Company"), has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral for this loan.

During 1997, InterSystems Nebraska entered into a refinancing agreement with a bank for their building and certain equipment. The refinancing for the building totaled $675,000 with a fixed interest rate of 2.75% over the 5 year T-bill rate (8.82%). The note matures on 7/1/2002 with monthly payments of $3,750, plus interest, with the remaining balance of $450,000 due at maturity. The refinancing for the equipment totaled $663,000 with a fixed interest rate of 9.31%. The note is amortized over 7 years with monthly payments of $7,892 and matures July 1, 2004. The notes contain essentially the same covenants as the line of credit. After repayments on remaining balances of the pre-existing notes and loan transaction fees, $484,000 was available to InterSystems Nebraska for working capital. The Parent Company has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral for all of the above loans.

InterSystems Nebraska entered into a lease for a second 30,000 square foot facility in Omaha, thereby increasing total square footage under use to 70,000 square feet. The expansion and automation was designed to render the combined facility efficient and state of the art without changing the present workforce, and to increase manufacturing capacity to permit InterSystems Nebraska to meet its record backlog, bring subcontracted work back into the plant and take on additional customers. In connection with the expansion, the subsidiary has arranged $1.1 million in financing for advanced robotics, software and other automated equipment to be installed in both of their facilities. Subsequent to entering into the $1.1 million in leases, InterSystems Nebraska assigned the leases to the Parent Company and entered into annual leases with the Parent Company for the use of the machinery and equipment. The Parent Company is accounting for these leases as capital leases. The leases between the Parent Company and InterSystems Nebraska are accounted for as operating leases. The monthly payments required under the original leases range from $6,563 to $26,385 and expire in years through October 2001. The plant expansion is complete and fully operational.

InterSystems Nebraska, through a subsidiary, signed a letter of intent in September 1995 for the acquisition of assets of the Tropical Manufacturing Group, Inc.("Tropical"), headquartered in Miami, Florida. Tropical was engaged in the business of manufacturing and selling commercial rolling doors and hurricane-resistant doors and shutters in Florida and Latin America. As of June 30, 1996 the Company adopted a plan to dispose of this subsidiary. This decision was reached after the Company determined that the cost to continue the business was significantly greater than originally projected, and would have a negative impact on the financial condition of InterSystems Nebraska, which was financing Tropical. The Company had recorded a net liability from discontinued operations in the amount of $547,000 as of December 31, 1996. For the year ended December 31, 1997, the gain on disposal of Tropical totalling $150,000 primarily represented an over accrual of the prior year estimated loss on disposal. Tropical has been presented as a discontinued operation in the consolidated financial statements.

CHEMTRUSION

At December 31, 1997, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires September 5, 1998. The agreement bears interest at the bank's base rate plus 2% (10.50% at December 31, 1997) and is collateralized by Chemtrusion's accounts receivable and inventory. At December 31, 1997, Chemtrusion had no borrowings outstanding uner this agreement. The agreement requires Chemtrusion, among other things, to maintain a certain minimum net worth and debt to equity ratio. As of March 13, 1998, $50,000 was borrowed under the line of credit.

On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct and operate a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totalled approximately $12,788,000, with interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was fully operational as of October 15, 1996.

On January 31, 1997, the joint venture provided the permanent financing for the facility totalling $14,000,000. The note payable bears interest at 7%, with interest only payments monthly for the first two years, thereafter the agreement requires monthly installments of $143,973, including interest, through January 2011. The note is collateralized by the facility.

At December 31, 1997, Chemtrusion had advances payable to Mytex totalling $1,299,214 under construction loan agreements bearing interest at 7%. The advances were used for certain improvements and to acquire additional equipment for the Mytex facility. The Company and Mytex are currently working on the finalization of the term loan agreements which are expected to have similar terms as the original agreement with Mytex for the construction of the Mytex facility. Accordingly, all advances have been classified as current at December 31, 1997. Upon execution of the term agreements, a portion of this debt will be classified as long term.

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

During 1997, Chemtrusion entered into a loan agreement for $1,459,000 with a financial institution. Proceeds of the note were used to purchase certain equipment that was under capital lease at December 31, 1996, pay other related costs and provide $250,000 in working capital. The note is payable in monthly installments, which began April 1997, of $24,320, plus interest at prime plus 1.5% (10% as of December 31, 1997), through April 2002, and is collateralized by the equipment.

Chemtrusion is in the process of expanding its technological and volume capabilities. In order to achieve this expansion, a new extruding line has been delivered to the Houston facility and is fully operational. The cost of the extruder is approximately $1,500,000 and is financed through a five year capital lease with monthly payments of $32,100.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131,"Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are not expected to have any material effect on the Company's financial statement disclosures.

FORWARD LOOKING STATEMENTS

This annual report for the year ended December 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services;
(ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.


ITEM 7:  FINANCIAL STATEMENTS
The financial statements filed as part of this report include:

                                                                PAGE
                                                                ----
                Report of Independent Certified Public
                Accountants..................................... F-2

                Consolidated Balance Sheet as of
                December 3l, l997............................... F-3

                Consolidated Statements of
                Operations for the Years Ended
                December 3l, 1997 and 1996...................... F-4

                Consolidated Statements of
                Shareholders' Equity (Capital Deficit)
                for the Years Ended December
                31, 1997 and 1996............................... F-5

                Consolidated Statements of
                Cash Flows for the Years Ended
                December 3l, 1997 and 1996...................... F-6

                Notes to Consolidated Financial
                Statements...................................... F-7 to F-23

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE   None.



                [The rest of this page intentionally left blank.]

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

Name                        Age      First Elected       Term Expires
----                        ---      -------------       ------------
Herbert M. Pearlman         65           1984                1998
Fred S. Zeidman             51           1993                1998
John E. Stieglitz           67           1991                1998

David S. Lawi               63           1984                1999
Walter M. Craig, Jr.        44           1993                1999

Daniel T. Murphy            59           1986                2000
William Lurie               67           1995                2000

PRINCIPAL OCCUPATION OVER THE PAST FIVE YEARS
AND OTHER DIRECTORSHIPS OF NOMINEE OR DIRECTOR

HERBERT M. PEARLMAN Mr. Pearlman has been Chairman of the Company's Board of Directors since March l984. Since 1980, he has served as President, Chief Executive Officer and a Director of Helm Capital Group, Inc., a public holding company and the holder of 15.5% of the Company's common stock ("Helm"). Since June 1984, he has been Chairman of the Board of Helm. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"). Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry. In 1990, Mr. Pearlman became Chairman of the Board of Unapix Entertainment, Inc. ("Unapix"), an American Stock Exchange company which is engaged in marketing and distributing films and television products.

FRED S. ZEIDMAN Mr. Zeidman was appointed President, Chief Executive Officer and a Director of the Company in July 1993. He served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until July 1997. Previously, Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financings.

WALTER M. CRAIG, JR. Mr. Craig has been President of Core Capital, Inc. (formerly Professionals' Financial Services, Inc.), a Delaware corporation which is in the business of financing receivables of healthcare and other enterprises, since 1993. He also serves as President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies, and as President of the Fund, since 1993. Mr. Craig has been a Director of Seitel since 1987 and a director of Unapix since 1993. He also serves as a Director, Executive Vice President and Chief Operating Officer of Helm since 1993. Prior thereto, Mr. Craig served as Vice President for business and legal affairs for Helm.

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

WILLIAM LURIE Mr. Lurie was first elected to the Board of Directors in November 1995. Mr. Lurie is presently serving as Co-Chairman and a Director of The Foundation for Prevention & Early Resolution of Conflicts. He also serves as a Director of Mineral Technologies, Inc. Since May 1997, Mr. Lurie has served as Chairman of the Board of Eagle Geophysical, Inc., a public company engaged in the business of the acquisition of seismic information. Prior thereto, he spent almost 20 years with General Electric Company and ten years with International Paper Company in legal and management positions, including General Counsel, and thereafter served as President of The Business Roundtable for ten years.

DANIEL T. MURPHY Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997. Mr. Murphy joined Helm in May 1984 as Vice President and Chief Financial Officer. In January 1996, he was appointed Vice President and Chief Financial Officer of Unapix.

JOHN E. STIEGLITZ Mr. Stieglitz was appointed to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986 and a director of Seitel since 1989.

COMMITTEES AND ATTENDANCE

        During 1997, the Company's Board of Directors held four meetings, which were attended by all of the directors then in office.

        The Board of Directors has an Executive Committee, an Audit Committee and an Acquisition Committee. The Executive Committee is comprised of Messrs. Pearlman, Lawi and Zeidman. The function of the Executive Committee is to act on an interim basis for the full Board. The Executive

Committee did not meet separately from the full Board of Directors during 1997. The Audit Committee and the Compensation Committee presently is comprised of Mr. Stieglitz and Mr. Lurie. The Audit Committee and the Compensation Committee did not meet separately from the full Board of Directors during 1997. The Acquisition Committee presently is comprised of Mr. Lurie. Mr. Lurie held several meetings during 1997 in connection the proposed acquisition of Interpak Holdings, Inc. from Helm which did not take place.

COMPENSATION OF DIRECTORS

        Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year, except that for 1997, Mr. Lurie, who also served as Chairman of the Acquisition Committee, received a fee of $12,000 in cash and $12,000 in common stock for services rendered. All 1997 compensation to Mr. Lurie was paid on a deferred basis. Expenses reasonably incurred in the furtherance of the directors' duties are reimbursed by the Company.

SIGNIFICANT EMPLOYEES

        In addition to Messrs. Pearlman, Zeidman and Lawi, the Company has three additional significant employees. Wm. Chris Mathers, 38, joined the Company in January 1994 as controller. In September 1997, he was appointed Chief Financial Officer of the Company.

        Kenneth Schrader, 59, has served as President of InterSystems Nebraska since 1978.

        Scott Owens, 34, has served as President of Chemtrusion since 1993. He divides his time between the Houston and Mytex facilities.

        Messrs. Pearlman and Lawi allocate their work-related time, and the other executive officers of the Company spend all of their work-related time, on the various businesses of the Company and its subsidiaries and affiliates.

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except that a report on Form 4 for John Stieglitz reporting the receipt of 1,964 shares of common stock upon conversion of outstanding debentures was filed five days late.

ITEM 10: EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Company's Chief Executive Officer during 1997. With the exception of Mr. Pearlman and Mr. Zeidman, no executive officers of the Company earned over $100,000 for the fiscal year ended December 31, 1997. See "Employment Arrangements" below.

                           SUMMARY COMPENSATION TABLE

Name and                        Annual Compensation
Principal                       ---------------------              All Other
Position                        Year           Salary            Compensation(1)
--------                        ----           ------            ---------------
FRED S. ZEIDMAN                 1997          $115,000                    --
President and                   1996            50,000                    --
Chief Executive                 1995            50,000                    --
Officer

HERBERT M. PEARLMAN             1997           100,000                57,496
Chairman                        1996           100,000                57,300
                                1995           100,000                19,344

(1) Represents premiums on life insurance policies and auto allowance.



                INDIVIDUAL OPTION/SAR GRANTS IN LAST FISCAL YEAR


                   Number of     Percent Of
                   Securities    Total Options/
                   Underlying    SARs Granted
                   Options/      To Employees       Exercise Of
                   SARS Granted  In Fiscal Year     Base Price   Expiration
Name                   (#)            (%)            ($/Sh)      Date
-----------------------------------------------------------------------------
FRED S.            100,000           18.6               $2.125       9/3/02
ZEIDMAN

HERBERT M.         100,000           18.6               $2.125       9/3/02
PEARLMAN




                [The rest of this page intentionally left blank.]

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

        The following table sets forth aggregated option exercises in the last fiscal year, the number of unexercised options and fiscal year-end values of in the money options for the Chief Executive Officer. All options were out of the money at December 31, 1997.

                                                                                                 Value of
                                                                        Number of                Unexercised
                          Shares                                        Unexercised              In-the-money
                          Acquired                                      Options at               Options at
                          on                                            Fiscal y/e               fiscal y/e
                          Exercise               Value                  Exercisable/             Exercisable/
Name                        (#)                Realized ($)             Unexercisable            Unexercisable
----                      --------             ------------             -------------            -------------
FRED S.
ZEIDMAN                     --                  --                        500,000/ --                --  /  --

HERBERT M.
PEARLMAN                    --                  --                        100,000/ --                --  /  --

                             EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the current executive officers of the Company are set forth below.

ZEIDMAN AGREEMENT

        In 1993, Mr. Zeidman and the Company entered into a three-year employment agreement pursuant to which Mr. Zeidman will serve as President and Chief Executive Officer of the Company. The agreement is renewable on a year to year basis thereafter provided that notice of termination is not given. Pursuant to the employment agreement, Mr. Zeidman is entitled to a base salary of $150,000 per year and a bonus of 2% of the first $1 million in net income of the Company, 3% of the second $1 million of net income and 4% of all net income in excess of $2 million, not to exceed 150% of salary. Upon execution of the employment agreement, Mr. Zeidman also received options to purchase 200,000 shares of Common Stock at $2.00 per share and options to purchase 200,000 shares of Common Stock at $3.00 per share which are fully vested.

        Until July 31, 1997, Mr. Zeidman also served as President and Chief Executive Officer of Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary of Helm Resources, Inc. Mr. Zeidman allocated his time between the Company and Interpak, and Interpak contributed a portion of the Company's contracted salary directly to Mr. Zeidman in compensation of his services based upon the relative amount of time spent at each company, thereby reducing the amount of salary payable by the Company. During 1997, Mr. Zeidman received $45,769 from Interpak, which was sold in July 1997.

        The Company's agreement with Mr. Zeidman also provides that the Board of Directors will continue to cause Mr. Zeidman to be elected as a member of the Board of Directors of the Company, until the earlier of such time as his ownership in the common stock of the Company is under 100,000 shares, or his death or voluntary resignation. In addition, he has received from Helm Resources, Inc. a five year option to purchase 16,667 shares of common stock of Helm at $1.50 per share, which vests over a three year period.

        In September 1997, Mr. Zeidman agreed to an amendment to his employment agreement which provides for a base salary of $100,000, increasing to $125,000 when earnings before taxes ("EBT") exceeds $1 million and $150,000 when EBT exceeds $1.5 million. In addition, his bonus will be 4% of EBT, reducing to 3% of EBT when his salary reaches $150,000. For the years 1998, 1999 and 2000, EBT shall mean EBT over $0; for the years 2001, 2002 and 2003, EBT shall mean EBT over $250,000 and thereafter, EBT shall increase by $250,000 every three years.

        In addition, in September 1997, the Company granted Mr. Zeidman 100,000 incentive stock options under the Company's newly adopted 1997 Stock Option Plan with an exercise price of $2.125 and an expiration date of September 2002 (the "Plan").

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

        In September 1997, the Company and Mr. Pearlman agreed to an amendment to his employment agreement which provides for a bonus of 5% of EBT and an increase in base salary to $125,000 when EBT exceeds $1 million, $150,000 when EBT exceeds $1.5 million, $175,000 when EBT exceeds $2.0 million and $200,000 when EBT exceeds $2.5 million. In addition, the contract was extended for five years until June 30, 2002, with a two year evergreen renewal feature thereafter. In September 1997, the Company granted to Mr. Pearlman 100,000 incentive stock options under the Plan.

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

        In September 1997, the Company and Mr. Lawi agreed to an amendment to his employment agreement which provides for a bonus of 2.5% of EBT and an increase in base salary to $62,500 when EBT exceeds $1 million, $75,000 when EBT exceeds $1.5 million, $87,500 when EBT exceeds $2.0 million and $100,000 when EBT exceeds $2.5 million. In addition, the contract was extended for five years until June 30, 2002, with a two year evergreen renewal feature thereafter. In September 1997, the Company granted to Mr.
Lawi 50,000 incentive stock options under the Plan.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of March 1, 1998 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                                     Amount and Nature
                                     of Beneficial                   Percent of
Name                                 Ownership (1)(2)                Class (2)
----                                 -----------------               ---------
BENEFICIAL HOLDERS
Helm Capital Group, Inc.....           1,226,621(3)                    15.5%
537 Steamboat Road
Greenwich, CT  06830

Strategic Growth ...........             678,000(4)                     8.1%
International, Inc.
111 Great Neck Road
Great Neck, N.Y.  11021

John V. Winfield ...........             576,000(5)                     7.1%
2121 Avenue of the Stars
Los Angeles, CA  90067

OFFICERS AND DIRECTORS
Fred S. Zeidman ............             780,000(6)                     9.3%
7115 Clinton Drive
Houston, Texas  77020

Herbert M. Pearlman ........             731,549(7)                     8.7%
537 Steamboat Road
Greenwich, CT  06830

David S. Lawi ..............             504,847(8)                     6.1%
537 Steamboat Road
Greenwich, CT  06830

Walter M. Craig, Jr.........              17,220(9)                      *
Daniel T. Murphy ...........              25,232(10)                     *
John E. Stieglitz...........              27,388(11)                     *
William Lurie...............              20,000(12)                     *

All executive officers
and directors
as a group (7 persons) ....            2,009,361(13)                   21.4%

----------------------
* Less than 1%

(1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3) Includes shares issuable upon exercise of Common Stock Purchase Warrants expiring December 31, 1999 at $3.50 per share (the "Dividend Warrants")(6,035).

(4) Includes 60,000 shares held by each of two principals of Strategic Growth International, Inc. ("SGII"), Stanley Altschuler and Richard Cooper. Also includes 450,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring June 11, 2002 at $1.125 per share held by SGII, and 30,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring June 11, 2002 at $1.375 per share held each of Messrs. Altschuler and Cooper.

(5) Includes 192,000 shares held by Intergroup Corporation, 2121 Avenue of the Americas, Los Angeles, CA 90067, with respect to which Mr. Winfield is Chairman of the Board. Also includes 192,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring January 15, 2000 at $1.80 per share, 96,000 of which are held by Mr. Winfield directly and 96,000 of which are held by InterGroup Corporation.

(6) Includes shares issuable upon exercise of stock options (400,000), Common Stock Purchase Warrants expiring June 30, 2000 at $1.50 per share (the "Warrants") (15,000) and Common Stock Purchase Warrants expiring October 29, 2001 at $1.375 per share (the "1996 Warrants") (30,000) and 100,000 stock options expiring September 2002 with an exercise price of $2.125 (the "1997 Options").

(7) Includes shares issuable upon exercise of 1997 Options (100,000), Dividend Warrants (77,551), Warrants (45,000), Common Stock Purchase Warrants expiring July 11, 2000 at $1.125 per share issued in lieu of compensation (the "Employment Warrants") (100,000), 1996 Warrants

        (60,000) and upon conversion of Series A 10% Debentures due June 30, 2001 at $1.27 per share (157,480).

(8) Includes shares issuable upon exercise of 1997 Options (50,000), Dividend Warrants (73,875), Employment Warrants (50,000), 1996 Warrants (60,000) and upon conversion of Series A 10% Debentures (157,480).

(9)     Includes shares issuable upon exercise of Dividend Warrants (4,000).

(10)    Includes shares issuable upon exercise of Dividend Warrants (3,750).

(11) Includes shares issuable upon exercise of Warrants (5,000) and 1997 Warrants (10,000).

(12)    Includes 20,000 shares issuable upon exercise of stock options.

(13) Includes shares issuable upon exercise of stock options (430,000), 1997 Options (250,000), Dividend Warrants (159,176), Warrants (65,000), Employment Warrants (150,000), 1996 Warrants (150,000) and upon conversion of Series A 10% Debentures (314,960).

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        During 1997, management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based upon certain formulas which management deems to be reasonable. During 1997, Helm had net advances due to the Company of $400,000 which included a $250,000 down payment for the acquisition by the Company of Interpak Terminals, Inc. which never took place. This amount was repaid in 1997 by cancellation of a $30,000 InterSystems debenture held by Helm, transferring $117,000 of the Company's common stock, or 70,060 shares at $1.67 per share, held by Helm to the Company, issuing $117,000 of Helm common stock, or 169,565 shares at $.69 per share, to the Company, and the payment of $136,000 in cash. For purposes of computing the number of shares to be issued, the average stock price for the 30 days following the date of the June 6, 1997 Helm board meeting which approved the transaction was used.

        In January, 1995, Core Capital, Inc. ("CCI") (formerly known as Professionals' Financial Services, Inc.), which is controlled by Messrs. Herbert Pearlman, David Lawi and Walter M. Craig, Jr., made a $100,000 accounts receivable line of credit available to The Tropical Manufacturing Group, Inc.("TMG"), which was a party to an operating agreement and a letter of intent for the purchase of assets with Tropical Systems, Inc. ("TSI"), a subsidiary of InterSystems Nebraska. Effective upon the execution of the operating agreement in October 1995, no further accounts receivable of TMG were purchased under the line of credit, and CCI entered into a substitute accounts receivable line of credit in the amount of $250,000 with TSI. On October 31, 1996, an involuntary petition under Chapter 7 of the federal bankruptcy laws was filed against TMG. The filing was later converted to a voluntary petition and the operating agreement between TMG and TSI terminated. TSI guaranteed the amounts owing by TMG to

PFS. At June 30, 1997, TSI was indebted to CCI in the amount of $109,000 under the TMG line of credit and pursuant to the TSI line of credit. In full settlement of all amounts owing to CCI, the Company issued 109,000 shares of its common stock, at $1.00 per share to CCI after completion of the bankruptcy proceedings.

         During 1996, the Company had borrowings outstanding under a line of credit with an affiliated company, which were repaid in 1996 and the agreement was terminated. The line of credit provided a maximum borrowing of $450,000 and bore interest at 25%. During 1996, the Company incurred interest expense of $3,000. At December 31, 1996, the Company had accrued interest payable totalling $34,000 under this line of credit which was repaid in 1997 by issuance of 36,000 shares of the Company's common stock.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  LIST OF EXHIBITS



NUMBER                        DESCRIPTION                                                   LOCATION
------                        -----------                                                   --------
3.1               Certificate of Incorporation and Amendments                                    i

3.2               By-Laws, as amended and restated on January
                  8, 1998                                                                 Filed Herewith

3.3               Certificate of Amendment to
                  Certificate of Incorporation
                  dated 9/28/85                                                                  ii

3.4               Certificate of Amendment to
                  Certificate of Incorporation
                  dated March 9, 1993, and filed
                  April 28, 1993                                                                iii

3.5               Certificate of Amendment to
                  Certificate of Incorporation
                  dated December 17, 1993, and filed
                  January 10, 1994                                                               v

4.1               Form of 10% Convertible Debenture
                  due June 30, 2001 issued in the
                  1991 Private Placement                                                        iii

4.2               Form of Common Stock Purchase Warrant
                  expiring December 31, 1999                                                    iii

4.3               Form of Common Stock Purchase Warrant
                  expiring June 30, 2000                                                        vii

4.4               Form of Common Stock Purchase Warrant
                  expiring July 30, 2000 issued in lieu of                                       ix
                  compensation

4.5               Form of Common Stock Purchase Warrant                                         ix
                  expiring January 15, 2000 issued in
                  December 1995 Private Placement

4.6               Form of Common Stock Purchase Warrant                                          x
                  expiring October 29, 2001 issued in
                  December 1995

10.1              The Company's 1997 Employee                                                   xi
                  Stock Option Plan

10.2              Employment and Deferred Compensation
                  Agreement between Company
                  and Herbert M. Pearlman                                                       ii

10.3              Employment and Deferred Compensation
                  Agreement between Company
                  and David S. Lawi                                                             ii

10.4              Employment and Deferred Compensation
                  Agreement between Company
                  and Daniel T. Murphy                                                          ii

10.5              Amendment to Employment Agreement between
                  Company and Herbert M. Pearlman                                             viii

10.6              Amendment to Employment Agreement between
                  Company and David S. Lawi                                                   viii

10.7              Amendment to Employment Agreement between
                  Company and Daniel T. Murphy                                                viii

10.8              Toll Compounding Contract dated April 1,                                    viii
                  1994 between Chemtrusion, Inc. and Himont
                  U.S.A., Inc.

10.9              Employment Agreement dated as of July 26, 1993                                vi
                  between the Company and Fred Zeidman

10.10             Investment Agreement dated as of June 24, 1993                                vi
                  between the Company and Fred Zeidman

10.11             Definitive Agreement for Compounding Services                                 ix
                  between Chemtrusion, Inc. and Mytex Polymers
                  (Confidential Treatment has been requested
                  and obtained from the Securities and Exchange
                  Commission with respect to certain portions of
                  this Agreement through May 15, 2001)

21.1              Subsidiaries                                                            Filed Herewith

23.1              Consent of BDO Seidman, LLP to incorporation by                         Filed Herewith
                  reference of their opinion into filed
                  registration statements

         i: Filed as an exhibit to the Company's Registration Statement (No. 33-10108) on Form S-1 and incorporated herein by reference

         ii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

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

         x: Filed as an exhibit to Company's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

         xi: Filed as an exhibit to the Company's Registration Statement on Form S-8 filed February 11, 1998 (No. 333-46035)

(b)            Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1998.

                                          INTERSYSTEMS, INC.


                                          By: /s/ Fred S. Zeidman
                                             --------------------------
                                              Fred S. Zeidman
                                              President,
                                              Chief Executive Officer

                                          By: /s/ Wm. Chris Mathers
                                             --------------------------
                                              Wm. Chris Mathers
                                              Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman             Chairman of the Board           March 26, 1998
----------------------------
Herbert M. Pearlman

/s/ Fred S. Zeidman                 Director, President and         March 26, 1998
----------------------------        Chief Executive Officer
Fred S. Zeidman

/s/ Daniel T. Murphy                Director                        March 26, 1998
----------------------------
Daniel T. Murphy


/s/ David S. Lawi                   Director, Secretary             March 26, 1998
----------------------------
David S. Lawi

/s/ Walter M. Craig, Jr.            Director                        March 26, 1998
----------------------------
Walter M. Craig, Jr.

/s/ John E. Stieglitz               Director                        March 26, 1998
----------------------------
John Stieglitz

/s/ William Lurie                   Director                        March 26, 1998
----------------------------
William Lurie

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
      INTERSYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS:

                Report of Independent Certified Public
                Accountants..................................... F-2

                Consolidated Balance Sheet as of
                December 3l, l997............................... F-3

                Consolidated Statements of
                Operations for the Years Ended
                December 3l, 1997 and 1996...................... F-4

                Consolidated Statements of
                Shareholders' Equity (Capital Deficit)
                for the Years Ended December
                31, 1997 and 1996............................... F-5

                Consolidated Statements of
                Cash Flows for the Years Ended
                December 3l, 1997 and 1996...................... F-6

                Notes to Consolidated Financial
                Statements...................................... F-7 to F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders of
   InterSystems, Inc.


We have audited the accompanying consolidated balance sheet of InterSystems, Inc. as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (capital deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                       BDO Seidman, LLP


Houston, Texas
March 9, 1998

                               INTERSYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                         1997
                                                                      ----------
                                    ASSETS
Current Assets:
    Cash and cash equivalents ...................................     $      802
    Marketable equity securities (Note 8(a)) ....................            148
    Trade receivables, less allowance of $36 (Notes 4 and 5) ....          3,162
    Inventories (Notes 2, 4 and 5) ..............................          2,194
    Time deposits (Note 10) .....................................            110
    Prepaid expenses and other ..................................            313
                                                                      ----------

       Total Current Assets .....................................          6,729

Property, equipment and leasehold improvements, net
    (Notes 3, 4 and 5) ..........................................         21,131
Other assets ....................................................            264
                                                                      ----------
                                                                      $   28,124
                                                                      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term notes payable and advances (Note 4) ..............     $    2,807
    Current portion of long-term debt (Note 5) ..................          1,061
    Accounts payable ............................................          1,752
    Accrued expenses ............................................          1,481
    Due to affiliate (Note 10(c)) ...............................             25
    Net liabilities of discontinued operations (Note 11) ........             68
                                                                      ----------

       Total Current Liabilities ................................          7,194

Long-term debt, less current maturities (Note 5) ................         16,822

Subordinated debentures (Note 7) ................................            636
                                                                      ----------

       Total Liabilities ........................................         24,652
                                                                      ----------
Commitments and Contingencies (Notes 9 and 10)
Shareholders' Equity (Note 9):
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding ........................             --
    Common stock, $.01 par value, 20,000 shares authorized;
       7,843 shares issued and outstanding ......................             78
    Additional paid-in capital ..................................          7,678
    Unrealized gain on available for sale securities ............             31
    Deficit .....................................................         (4,035)
    Treasury stock, 102 shares at cost ..........................           (180)
    Note receivable for sale of stock (Note 8(e)) ...............           (100)
                                                                      ----------
       Total Shareholders' Equity ...............................          3,472
                                                                      ----------
                                                                      $   28,124
                                                                      ==========


          See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                1997            1996
                                                                            ----------      ----------
Net sales (Notes 10(a) and 14) ........................................     $   27,008      $   20,462
Cost of sales .........................................................         18,248          14,417
                                                                            ----------      ----------
       Gross profit ...................................................          8,760           6,045
Selling, general and administrative expenses ..........................          6,700           5,557
Management fees to affiliate (Note 8(c)) ..............................             15              36
Interest income .......................................................             (9)            (46)
Interest expense (Note 8(d)) ..........................................          1,643             897
Other .................................................................             (8)             --
                                                                            ----------      ----------

       Income (loss) from continuing operations .......................            419            (399)
                                                                            ----------      ----------

Loss from discontinued operations of
    Tropical Systems, Inc. (Note 11) ..................................             --            (480)
Gain (loss) on disposal of the Tropical
    Systems, Inc. (Note 11) ...........................................            150          (1,440)
                                                                            ----------      ----------

       Income (Loss) from discontinued operations .....................            150          (1,920)
                                                                            ----------      ----------

       Net Income (loss) ..............................................     $      569      $   (2,319)
                                                                            ==========      ==========

Net income (loss) per common share (Notes 1 and 9):

    Net income (loss) per common share - basic and assuming dilution:
       Continuing operations ..........................................     $      .06      $     (.06)
       Discontinued operations ........................................             --            (.08)
       Gain (loss) on disposal ........................................            .02            (.23)
                                                                            ----------      ----------
                                                                            $      .08      $     (.37)
                                                                            ==========      ==========

Weighted average number of common shares outstanding ..................          6,746           6,177
                                                                            ==========      ==========

          See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                 For The Years Ended December 31, 1997 and 1996
                       (In thousands, except share data)

                                                                                           UNREALIZED
                                                                                             GAIN ON
                                                   COMMON STOCK            ADDITIONAL      AVAILABLE
                                             -------------------------      PAID-IN         FOR SALE
                                               SHARES         AMOUNT        CAPITAL        SECURITIES
                                             ----------     ----------     ----------      ----------
Balance at December 31, 1995 ...........      4,479,218     $       45     $    3,045      $       --

Conversion of 10% subordinated
   debentures (Note 7) .................         36,792             --             60              --
Conversion of 8% subordinated
   debentures (Note 7) .................        294,154              3            422              --
Sale of common stock subject
  to redemption (Note 9(a)) ............      1,510,900             15            (15)             --
Sale of common stock (Note 9(a)) .......         49,100              1             68              --
Costs associated with issuance
   of redeemable common stock ..........             --             --           (136)             --
Shares sold to employees ...............          8,000             --             12              --
Net loss ...............................             --             --             --              --
                                             ----------     ----------     ----------      ----------

Balance at December 31, 1996 ...........      6,378,164             64          3,456              --

Common stock issued with exercise
   of warrants (Note 9(a)) .............        100,000              1            179              --
Issuance of common stock options
   for services (Note 9(b)) ............             --             --             96              --
Sale of common stock ...................         60,000              1             67              --
Common stock issued for repayment
   of accrued liabilities (Note 8(d)) ..         36,000             --             36              --
Common stock issued for services .......         48,000             --             35              --
Reclassification of common stock
   no longer subject to redemption
   (Note 9(a)) .........................             --             --          2,077              --
Purchase of treasury stock .............             --             --             --              --
Common stock issued for directors fees .          5,424             --              6              --
Unrealized gain on available for sale
   securities ..........................             --             --             --              31
Common stock issued for repayment of
   accrued liabilities (Note 8(b)) .....        109,000              1            108              --
Conversion of 10% subordinated
   debentures (Note 7) .................        363,636              4            585              --
Conversion of 8% subordinated
   debentures (Note 7) .................        743,107              7          1,033              --
Net income .............................             --             --             --              --
                                             ----------     ----------     ----------      ----------

Balance at December 31, 1997 ...........      7,843,331     $       78     $    7,678      $       31
                                             ==========     ==========     ==========      ==========
                                                                                                           TOTAL
                                                                                            NOTE        SHAREHOLDERS
                                                                 TREASURY STOCK          RECEIVABLE        EQUITY
                                                           -------------------------      FOR SALE        (CAPITAL
                                              DEFICIT        SHARES         AMOUNT        OF STOCK         DEFICIT)
                                            ----------     ----------     ----------     ----------     ------------
Balance at December 31, 1995 ...........    $   (2,285)            --     $       --     $     (100)     $      705

Conversion of 10% subordinated
   debentures (Note 7) .................            --             --             --             --              60
Conversion of 8% subordinated
   debentures (Note 7) .................            --             --             --             --             425
Sale of common stock subject
  to redemption (Note 9(a)) ............            --             --             --             --              --
Sale of common stock (Note 9(a)) .......            --             --             --             --              69
Costs associated with issuance
   of redeemable common stock ..........            --             --             --             --            (136)
Shares sold to employees ...............            --             --             --             --              12
Net loss ...............................        (2,319)            --             --             --          (2,319)
                                            ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1996 ...........        (4,604)            --             --           (100)         (1,184)

Common stock issued with exercise
   of warrants (Note 9(a)) .............            --             --             --             --             180
Issuance of common stock options
   for services (Note 9(b)) ............            --             --             --             --              96
Sale of common stock ...................            --             --             --             --              68
Common stock issued for repayment
   of accrued liabilities (Note 8(d)) ..            --             --             --             --              36
Common stock issued for services .......                           --             --             --              35
Reclassification of common stock
   no longer subject to redemption
   (Note 9(a)) .........................            --             --             --             --           2,077
Purchase of treasury stock .............            --        102,060           (180)            --            (180)
Common stock issued for directors fees .            --             --             --             --               6
Unrealized gain on available for sale
   securities ..........................            --             --             --             --              31
Common stock issued for repayment of
   accrued liabilities (Note 8(b)) .....            --             --             --             --             109
Conversion of 10% subordinated
   debentures (Note 7) .................            --             --             --             --             589
Conversion of 8% subordinated
   debentures (Note 7) .................            --             --             --             --           1,040
Net income .............................           569             --             --             --             569
                                            ----------     ----------     ----------     ----------      ----------

Balance at December 31, 1997 ...........    $   (4,035)       102,060     $     (180)    $     (100)     $    3,472
                                            ==========     ==========     ==========     ==========      ==========



          See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                    (Note 13)


                                                                         1997            1996
                                                                      ----------      ----------
Cash flows from operating activities:
  Net income (loss) .............................................     $      569      $   (2,319)
                                                                      ----------      ----------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization ...........................          1,729           1,065
        (Gain) loss on disposal of equipment ....................              7              (2)
        Provision for losses on accounts receivable .............             29              34
        Gain on disposal of Tropical Systems, Inc. ..............           (150)             --
        Changes in assets and liabilities:
          Decrease (increase) in:
             Trade receivables ..................................           (568)            (60)
             Inventories ........................................           (573)            519
             Due from affiliate .................................             25            (179)
          Increase (decrease) in:
             Accounts payable and accrued expenses ..............            489             311
             Due to affiliate ...................................              5              --
             Net liabilities from discontinued operations .......           (220)            547
        Other changes - net .....................................           (100)            117
                                                                      ----------      ----------
                Total adjustments ...............................            673           2,352
                                                                      ----------      ----------
                Net cash provided by operating activities .......          1,242              33
                                                                      ----------      ----------
Cash flows from investing activities:
  Purchases of fixed assets .....................................         (2,504)        (13,282)
  Payments on notes receivable - sale of Trading Business .......             --             490
  Purchase of time deposits .....................................             --            (110)
  Proceeds from sale of equipment ...............................             --             154
  Collections on note receivable ................................             --              50
                                                                      ----------      ----------
                Net cash used in investing activities ...........         (2,504)        (12,698)
                                                                      ----------      ----------
Cash flows from financing activities:
  Net proceeds (repayment) on lines of credit and
     other short-term borrowings ................................          1,094            (632)
  Net proceeds (repayments) on line of credit,
     affiliated company .........................................             --            (438)
  Proceeds (repayments) on notes payable, affiliated company ....             --            (100)
  Proceeds from long-term debt obligations ......................          2,851          13,862
  Purchase of treasury stock ....................................            (63)             --
  Payments under capital lease obligations ......................         (1,288)             --
  Payments under various long-term debt obligations .............         (2,152)           (690)
  Proceeds from sale of common stock ............................            248              22
  Net proceeds from private placement of
     redeemable common stock ....................................             --           2,009
                                                                      ----------      ----------
                Net cash provided by financing activities .......            690          14,033
                                                                      ----------      ----------
Net increase (decrease) in cash and cash equivalents ............           (572)          1,368
Cash and cash equivalents, beginning of year ....................          1,374               6
                                                                      ----------      ----------
Cash and cash equivalents, end of year ..........................     $      802      $    1,374
                                                                      ==========      ==========


          See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         At December 31, 1997, the Company had cash deposits in financial institutions that exceeded the federally insured deposit limit by $418,007.

INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements are stated at cost. The Company provides for depreciation and amortization on certain equipment by utilizing the units of production method based upon the number of hours the compounding equipment operates. Depreciation and amortization on other property, equipment and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is less. For income tax purposes, depreciation on certain assets is calculated using accelerated methods.


MARKETABLE EQUITY SECURITIES

         The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). In accordance with SFAS 115, the Company has classified marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 1997, the Company had marketable securities totalling $148,370 with an unrealized gain of $31,370.


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

EARNING (LOSS) PER COMMON SHARE

         Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings (loss) per common share information.

         The basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

         Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings per share assuming dilution for the year ended December 31, 1997 (in thousands):

                                                                            Shares
                                                                           --------
         Weighted average number of common shares used in
             basic earnings per share ................................        6,746

         Effect of dilutive securities:
             Stock options ...........................................          215
             Stock warrants ..........................................          125
                                                                           --------

         Weighted number of common shares and dilutive potential
             common stock used in diluted earnings per share .........        7,086
                                                                           ========

         For the year ended December 31, 1997, there was no adjustment to income available to common shareholders used in computing earnings per share assuming dilution because the convertible debentures were anti-dilutive.

         For the year ended December 31, 1996, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

         For the years ended December 31, 1997 and 1996, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                                    1997          1996
                                                                 ---------     ---------
                                                                  (shares)      (shares)
            Stock options ..................................           970           544
            Stock warrants .................................         1,777         2,435
            Shares issuable on conversion of debentures ....           513         1,597
                                                                 ---------     ---------
                                                                     3,260         4,576
                                                                 =========     =========

         The adoption of SFAS 128 had no effect on net loss per common share for the year ended December 31, 1996, accordingly, no restatement was necessary.

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

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform with the 1997 financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

         SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are not expected to have any material effect on the Company's financial statement disclosures.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVENTORIES

         Inventories consisted of the following at December 31, 1997 (in thousands):

                                                                      Amount
                                                                    -----------
         Raw materials and component parts......................... $     1,397
         Finished goods............................................         797
                                                                    -----------
                                                                    $     2,194
                                                                    ===========

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consisted of the following at December 31, 1997 (in thousands):

                                                                                 Amount
                                                                               -----------
         Land  ............................................................... $       594
         Buildings............................................................       9,168
         Machinery and equipment..............................................      11,571
         Other equipment......................................................       2,140
         Equipment leased to others...........................................         897
         Leasehold improvements...............................................         548
         Railroad track.......................................................         388
         Equipment under capital leases.......................................       2,417
         Furniture and fixtures...............................................          96
         Construction-in-progress; estimated cost to complete $1,902,000......         534
                                                                               -----------
                                                                                    28,353
         Less:  Accumulated depreciation and amortization,
               of which $704,000 relates to leased equipment..................      (7,222)
                                                                               -----------
                                                                               $    21,131
                                                                               ===========

         InterSystems Nebraska leases grain sampling equipment to certain of its customers under operating leases with initial terms of three years. The leases contain provisions for minimum annual rentals plus contingent usage rentals. Contingent lease revenues were $231,000 and $328,000 in 1997 and 1996, respectively. At December 31, 1997, the approximate aggregate minimum rentals to be received in future years are $174,000 in 1998; $137,000 in 1999; and $55,000 in 2000.

         During 1997 and 1996, Chemtrusion capitalized interest expense totalling approximately $17,000 and $234,000, respectively, in association with the construction of the Jeffersonville, Indiana facility.

NOTE 4 - SHORT-TERM NOTES PAYABLE AND ADVANCES

         At December 31, 1997, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base (as defined) and is due on demand. At December 31, 1997, borrowings of $1,507,624 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at December 31, 1997). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totalled approximately $5,228,096 at December 31, 1997. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 1997, Chemtrusion had advances payable to a non-related joint venture totalling $1,299,214 under construction loan agreements bearing interest at 7%. The advances were used for certain improvements and to acquire additional equipment for the Jeffersonville, Indiana facility. The Company and the non-related joint venture are currently working on the finalization of the term loan agreements which are expected to have similar terms as the original agreement with the non-related joint venture to construct the Jeffersonville, Indiana facility (see Note 5). Accordingly, all advances have been classified as current at December 31, 1997. Upon execution of the term agreements a portion of this debt will be classified as long-term.

         At December 31, 1997, Chemtrusion had a revolving line of credit agreement with a bank. The agreement provides for a maximum borrowing of $300,000 and expires September 1998. The agreement bears interest at the bank's base rate plus 2% (10.50% at December 31, 1997) and is collateralized by Chemtrusion's accounts receivable and inventory. At December 31, 1997, Chemtrusion had no borrowings outstanding under this agreement. The agreement requires Chemtrusion, among other things, to maintain a certain minimum net worth and debt to equity ratio, as defined.


NOTE 5 - LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1997 (in thousands):

                                                                                                            Amount
                                                                                                           --------
         7% term note payable to a non-related joint venture with interest only payable through January 1999, thereafter monthly
           installments of $143,973 including interest, through
           January 2011, secured by the Jeffersonville, Indiana facility..........................         $ 12,851

         Prime plus 1.5% (10% at December 31, 1997) note payable,
           payable $24,320 monthly, plus interest through March 2002,
           secured by equipment...................................................................            1,240

         8.82% term note, payable $3,750 monthly, plus interest,
           through July 2002, at which time the remaining balance
           is due, secured by land................................................................              656

         9.31% term note, payable $7,893 monthly, including interest,
           through July 2004, secured by equipment................................................              624

         10.5% term note, payable $5,774 monthly, including
           interest, through January 2001, secured by equipment...................................              191

         Obligations under capital lease..........................................................            2,238

         Other obligations........................................................................               83
                                                                                                           --------
                      Total ......................................................................           17,883

                  Less:   Current maturities......................................................           (1,061)
                                                                                                           --------
                      Total long-term debt .......................................................         $ 16,822
                                                                                                           ========

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The 8.82% and 9.31% term notes outstanding at December 31, 1997 are collateralized by InterSystems' Nebraska accounts receivable, inventories and equipment. In accordance with the loan agreements, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. In addition, the Company has guaranteed the debt and has pledged InterSystems' Nebraska stock as additional collateral.

         InterSystems, Inc. and Chemtrusion leased certain machinery and equipment under capital leases expiring through 2002. At December 31, 1997, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                                        Amount
                                                                       --------
              1998...................................................  $    682
              1999...................................................       605
              2000...................................................       564
              2001...................................................       653
              2002...................................................       128
                                                                       --------
              Total minimum lease payments...........................     2,632
              Less: Amount representing interest
                calculated at the incremental borrowing rate.........      (394)
                                                                       --------
              Present value of net minimum lease payments............     2,238
              Less: Current portion..................................      (524)
                                                                       --------
              Long-term portion of capital leases....................  $  1,714
                                                                       ========

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

         The net book value of machinery and equipment under capital lease at December 31, 1997 was $2,210,000.

         Future maturities of long-term debt at December 31, 1997, including capital leases summarized above are: 1998 - $1,061,000; 1999 - $1,720,000; 2000
- $1,815,000; 2001 - $1,927,000; 2002 - $1,717,000; and $9,643,000, thereafter.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES

         Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         Net deferred income tax asset (liability) consisted of the following at December 31, 1997 (in thousands):

                                                                            Amount
                                                                           --------
         Net operating loss carryforwards.............................     $  2,320
         Tax basis in excess of assets acquired
               (InterSystems Nebraska)................................          249
         Expenses accrued for financial reporting
               purposes not deducted for tax purposes, net............          246
         Tax credit carryforwards.....................................           98
                                                                           --------
         Deferred tax asset...........................................        2,913

         Valuation allowance..........................................       (1,795)
                                                                           --------
         Net deferred tax asset.......................................        1,118

         Deferred tax liability - depreciation........................       (1,118)
                                                                           --------

         Net deferred income tax asset (liability)....................     $     --
                                                                           ========


         For the years ended December 31, 1997 and 1996, the income tax benefit differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax loss as follows:

                                                              1997           1996
                                                            ---------      ---------
                                                                (In thousands)
         Statutory rate ...............................     $     193      $    (788)
         Increase (decrease) in valuation allowance ...          (262)           781
         Other - net ..................................            69              7
                                                            ---------      ---------
                                                            $      --      $      --
                                                            =========      =========

         As of December 31, 1997, the Company had for income tax purposes, net operating loss carryforwards of approximately $6,823,000, which expire in years through 2012. The Company also has general business credit carryforwards of approximately $98,000. The general business credits can be carried forward indefinitely, however, these credits are subject to certain future limitations in usage.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SUBORDINATED DEBENTURES

         During May 1991, the Company issued a private-placement consisting of approximately $1,837,500 of 10% convertible subordinated debentures maturing June 30, 2001 (the "10% Debentures") and 367,500 stock-purchase warrants ("placement warrants"). These warrants were subsequently exchanged on a one for one basis for dividend warrants (see Note 9(d)). At December 31, 1997, the Company had 10% debentures totalling $636,000, net of discounts of $14,000, payable to affiliates. The 10% Debentures aggregating $650,000 are currently convertible into the Company's common stock at a per share price of $1.27, reduced from the original conversion rate of $2.50, due to dilutive provisions and other reductions in the conversion price in prior years. The debt is subordinate to the senior debt of the Company, as defined. Debentures totalling $640,000 and $62,500 were converted in 1997 and 1996, respectively, at conversion rates ranging from $1.27 to $1.76, less deferred offering costs and original discounts totalling $51,000 and $2,000, respectively. Also, during 1997, debentures totalling $30,000 were forfeited by Helm as partial payment of amounts due the Company from Helm (see Note 8(a)). The 10% Debentures also contain anti-dilution provisions entitling the holders to receive the number of dividend warrants they would have been entitled to receive had they converted all of the 10% Debentures held on the record date of the warrant dividend (see
Note 9(d)); however, dividend warrants are only payable on the 10% Debentures if they are converted into common stock.

         In connection with the acquisition of InterSystems Nebraska in 1993, the Company issued $2,100,000 aggregate principal amount of 8% convertible subordinated debentures maturing August 31, 2003 (the "8% Debentures"), which were then exchanged by Helm to retire Helm's outstanding debentures. Debentures totalling $1,040,350 and $425,000 were converted in 1997 and 1996, respectively, at conversion rates ranging from $1.40 to $1.43. As of December 31, 1997, all the 8% debentures were converted.

NOTE 8 - RELATED PARTY TRANSACTIONS

         (a) As of December 31, 1997 and 1996, Helm owned approximately 16% and 22%, respectively, of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totalled $55,000 and $51,000 in 1997 and 1996, respectively. During 1997, the Company received 169,565 shares of Helm common stock with an estimated fair value totalling $117,000, forfeiture of $30,000 of debentures payable to Helm, the return of 70,060 shares of the Company's common stock held by Helm and cash of $136,000 as payment on amounts due from Helm.

         (b) During 1995, Tropical entered into an agreement with an affiliated company (the Purchaser), which is 14% owned by Helm, to sell certain accounts receivable without recourse. Effective with Tropical ceasing operations on September 30, 1996, the agreement was terminated. During 1997, the Company issued 109,000 shares of its common stock for payment of liabilities due the affiliated company. For the year ended 1996, Tropical incurred fees totalling $9,000, which have been included in loss from discontinued operations.

         (c) Interpak Holdings, Inc. ("Interpak"), a former subsidiary of Helm (and a former subsidiary of the Company), provided management services to Chemtrusion. The allocated expenses, for such management services, based on certain formulas which management deems to be reasonable, amounted to $15,000 and $36,000 for 1997 and 1996, respectively. In addition, during 1997 and 1996, Interpak paid certain operating expenses on behalf of the Company. At December 31, 1997, the Company had a balance due to Interpak totalling $25,000 for these expenses. In July 1997, Helm sold Interpak and management services provided to Chemtrusion ceased.

         (d) During 1996, the Company had borrowings outstanding under a line of credit with an affiliated company, which were repaid in February 1996 and the agreement was terminated. The line of credit provided a maximum borrowing of $450,000 and bore interest at 25%. During 1996, the Company incurred interest expense of $3,000. At December 31, 1996, the company had accrued interest payable totalling $34,000 under this line of credit which was paid in 1997 by issuance of 36,000 shares of the Company's common stock.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (e) In 1993, the Company sold 200,000 shares of common stock at $1.00 per share to its new President in connection with his employment; $100,000 was paid in cash and the Company received a note in the principal amount of $100,000 with interest at the lesser of 12% per annum or the prime rate. For the years ended December 31, 1997 and 1996, the Company earned interest on the note receivable totalling $8,000. At December 31, 1997, unpaid interest totalled $37,000 under this note agreement.


NOTE 9 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

         (a) During the year ended December 31, 1996, the Company completed a private placement of 1,560,000 shares of the Company's common stock and 780,000 common stock purchase warrants. Proceeds from the placement totalled $2,145,000. Each unit offered for sale consisted of 40,000 shares of the Company's common stock, priced at the average of the closing price of the common stock during the ten trading days preceding the Board of Directors' approval of the placement, and 20,000 common stock purchase warrants for a total price of $55,000, per unit. The warrants are exercisable beginning July 15, 1996, through January 15, 2000 at an exercise price of $1.80 per share, the warrants may be called by the Company at $.5 per warrant if during the three year period following August 9, 1996, the effective date of the Registration Statement covering the shares and the shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days. During 1997, 100,000 of these warrants were exercised and at December 31, 1997 none of the remaining 680,000 warrants outstanding were eligible for redemption by the Company.

         Holders of the units had the right at the end of the two year period following the effective date of the Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive trading days. During 1997, the Company registered the shares and the stock traded at a $1.80 for the thirty consecutive trading days, as defined by the agreement. Accordingly, the redemption feature of the security was terminated and the redemption value of 1,511,000 shares of the Company's common stock was reclassified to shareholders' equity.

         During 1996, 49,000 shares of common stock issued during the private placement were subsequently traded in the open market, at which time the redemption feature was forfeited. Accordingly, the Company has reclassified these shares as shareholders' capital as of December 31, 1996.

         In association with the private placement, the Company issued 150,000 common stock purchase warrants to certain officers and directors of the Company. The warrants are exercisable upon issuance through October 29, 2001 at an exercise price of $1.375 per share. As of December 31, 1997 no option had been exercised.

         (b) During 1997, the Company adopted the "1997 Stock Option Plan", whereby options to purchase up to 635,000 shares of the Company's common stock may be granted to employees at the market value of the common stock on the date of the grant. Of these options, 500,000 may be granted as incentive stock options, as defined by the Internal Revenue Code, and 135,000 may be granted as non-qualified stock options. Options are exercisable for a term of five years and vest at a rate of 33% per year.

         In addition, the Company has a stock option plan, whereby options to purchase up to 325,000 shares of the Company's common stock may be granted to employees at the market value of the common stock on the date of the grant. The options may be incentive stock options, as defined by the Internal Revenue Code, or non-qualified stock options. Options are generally exercisable for a term of ten years. The options vest at a rate of 25% per year.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees." During the year ended December 31, 1997, all options issued to employees were granted at an exercise which equalled the market price per share at date of grant, accordingly, no compensation was recorded. There were no options granted to employees during 1996. Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires the Company to provide pro forma information regarding net income (loss) and income
(loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. During the year ended December 31, 1997, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1997
                                                                 -------------
         Dividend yield..................................                    0%
         Expected volatility.............................        45.0% to 50.0%
         Risk free interest..............................        6.21% to 6.39%
         Expected lives..................................               5 years


         Under the accounting provisions of SFAS Statement 123, the Company's net income applicable to common shareholders and income per share for 1997 would have been decreased to the pro forma amounts indicated below:

         Net income applicable to common shareholders (in thousands):

                                                                         Amount
                                                                       -----------
             As reported...........................................    $       569
                                                                       ===========
             Pro forma.............................................    $       442
                                                                       ===========

         Net income per share:
             Basic and assuming dilution:
                As reported........................................    $       .08
                                                                       ===========
                Pro forma..........................................    $       .07
                                                                       ===========

         Due to the fact that the Company's stock option plans vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS Statement 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1997 and 1996.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's stock options to employees as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                                1997                           1996
                                                     ----------------------------    ----------------------------
                                                                      Weighted                        Weighted
                                                                       Average                         Average
                                                                      Exercise                        Exercise
                                                      Shares           Price          Shares            Price
                                                     ----------     -------------    ----------     -------------
        Outstanding at beginning of year...........     104,431     $        2.60       171,228     $        3.83
        Granted....................................     539,000              2.09            --                --
        Exercised..................................                                          --                --
        Expired....................................     (53,931)             4.00       (66,797)             5.60
                                                     ----------     -------------    ----------     -------------
        Outstanding at end of year.................     589,500     $        2.02       104,431     $        2.60
                                                     ==========     =============    ==========     =============
        Options exercisable at year-end............     228,370     $        1.92       104,431     $        2.60
                                                     ==========     =============    ==========     =============
        Weighted average fair value of
         options granted during the
         year......................................                 $        1.06                   $          --
                                                                    =============                   =============

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                            Weighted
                                             Average
                                            Remaining
                         Number             Contractual             Number
  Exercise             Outstanding             Life               Exercisable
   Price               At 12/31/97            (Years)             at 12/31/97
------------          ------------          ------------          ------------
$       8.20                   500                   .63                   500
$       1.25                50,000                  5.76                50,000
$     1.1875                20,000                  4.67                 6,600
$      2.125               519,000                  4.67               171,270

         As a result of certain anti-dilution provisions provided for within the options, the exercise price of the options issued prior to December 1990 may be subject to reduction.

          In accordance with SFAS Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

          During 1997, the Company issued 560,000 stock options to consultants for services rendered and debt financing with a fair value of $202,000 at the grant date as calculated using the Black-Scholes option - pricing model. These options vested in 1997 and have exercise prices ranging from $1.00 to $1.375 and expire through July 2002. At December 31, 1997, none of these options have been exercised.

          (c) In 1995, the Company granted to certain directors, options to purchase 40,000 shares of common stock at an exercise price of $1.625 which equaled the current market price of the Company's common stock at the date of grant. These options vest 50% on the date of grant and 25% on the next two anniversaries of the grant and may be exercised at any time through December 2000. No options have been exercised as of December 31, 1997.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In June 1993, the Company granted to its new President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and may be exercised at any time through June 1998. No options have been exercised as of December 31, 1997.

          (d) In October 1991, the Company issued a warrant dividend of .25 warrants for each common share outstanding. Approximately 766,000 stock purchase warrants were issued with an exercise price of $3.50 per share and they expire on December 31, 1999. In addition, if at any time after September 23, 1993, the market price of the common stock equals or exceeds $5.00 for 30 consecutive business days, then the Company has the right to shorten the expiration date upon 60 days public notice to warrant holders. Pursuant to certain anti-dilution provisions, holders of the placement warrants (see Note 7) became entitled to receive the number of dividend warrants they would have been entitled to receive had they exercised the warrants owned by them on the dividend record date. Therefore, holders of the placement warrants received an aggregate of 91,875 warrants as a result of the dividend. The dividend was payable with respect to the placement warrants on or about the record date, and payment did not require prior exercise of the placement warrants issued with the Debentures. Upon conversion of the Debentures, pursuant to anti-dilution provisions, the holders thereof are entitled to receive an aggregate of 65,000 dividend warrants (see
Note 7).

          (e) At December 31, 1997, shares reserved for future issuance are as follows:

                                                                             Shares
                                                                          -----------
                  Conversion of Debentures..............................      512,990
                  Shares reserved for stock option plan, including
                      589,500 options outstanding.......................      960,000
                  Stock options outstanding.............................    1,050,000
                  Warrants to purchase common stock.....................    2,352,352
                                                                          -----------
                  Total shares reserved for issuance....................    4,875,342
                                                                          ===========


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         (a) On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totalled approximately $12,788,000, with the interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was completed and on line as of October 15, 1996. On January 31, 1997, the joint venture provided the permanent financing for the facility (see Note 5).

         Chemtrusion operates the plant exclusively for the joint venture under an initial term of five years, with the joint venture having an option to renew the agreement for two additional five year terms. In accordance with the agreement, Chemtrusion bills the joint venture on a bi-monthly basis for the plant's operating costs, including capital recovery and interest, along with a management fee.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The capital recovery and interest portion of the billings discussed above is for the debt service in accordance with the long-term debt agreement between Chemtrusion and the joint venture (see Note 5). The terms of the permanent financing agreement requires interest payments only for the first two years, accordingly, Chemtrusion has recorded billings to the joint venture for deferred capital recovery costs. This billing represents deprecation expense as it is being incurred by Chemtrusion during the two year period and thereafter, until such time as the depreciation expense equals or exceeds the principal reduction on the note payable in accordance with the terms of the note agreement, at which time the deferred capital recovery costs will begin to reverse as reduction of the outstanding debt over the remaining term of the note. At December 31, 1997, the balance of the deferred capital recovery costs totalled approximately $1,149,000 and is recorded as a reduction of the outstanding debt due to the joint venture.

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

         (b) The Company is obligated under various long-term noncancelable operating leases, for office and warehouse facilities, certain vehicles and office equipment expiring through 2002 at minimum annual rentals as follows (in thousands):

                                                          Amount
                                                          ------
               1998....................................   $  482
               1999....................................      440
               2000....................................      391
               2001....................................      251
               2002....................................       80
                                                          ------
                                                          $1,644
                                                          ======

         Rent and lease expense for all short-term and long-term operating leases were $689,000 and $540,000 for the years ended December 31, 1997 and 1996, respectively.

         (c) In connection with the purchase of InterSystems Nebraska, the Company is obligated to pay Helm a royalty on the sale of certain products. Royalties to Helm totalled approximately $8,000 and $13,000 for 1997 and 1996, respectively. At December 31, 1997, InterSystems Nebraska had a balance due Helm totalling $25,000 for royalties.

         (d) The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $66,000 and $60,000 for the years ended December 31, 1997 and 1996, respectively.

         (e) At December 31, 1997, InterSystems Nebraska had various letters of credit outstanding totalling $110,000. The letters of credit expire December 31, 1998 and are collateralized by certificates of deposit.

         (f) The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DISCONTINUED OPERATIONS

         As of June 30, 1996, InterSystems Nebraska adopted a plan to discontinue Tropical. Tropical ceased operations as of September 30, 1996 and was liquidated during 1997.

         At December 31, 1997, the net liabilities of discontinued operations totalling $68,000 consisted of accrued liabilities. For the year ended December 31, 1997, the gain on disposal of Tropical totalling $150,000 primarily represented an over accrual of the prior year estimated loss on disposal.

         Revenues from Tropical for the year ended December 31, 1996 totalled approximately $1,889,000.

         For the six months ended June 30, 1996, Tropical incurred operating losses of $480,000. During 1996, InterSystems Nebraska recorded a loss on disposal of Tropical totalling $1,440,000, which consisted primarily of the write-down of assets and included $167,000 for operating losses from July 1, 1996 through September 30, 1996, the date Tropical ceased operations. Of the $1,440,000 recorded, $1,190,000 was recorded in the fourth quarter of 1996.

NOTE 12 - NOTES RECEIVABLE FROM SALE OF TRADING BUSINESS

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

NOTE 13 - STATEMENTS OF CASH FLOWS

                                                                                December 31,         December 31,
                                                                                   1997                 1996
                                                                                -----------          -----------
                                                                                         (In thousands)
Supplemental disclosures of cash flow information:
        Interest paid ................................................          $     1,703          $       998
                                                                                ===========          ===========
        Income taxes paid ............................................          $        17          $        --
                                                                                ===========          ===========
Non-cash transactions relating to investing activities:
        Helm stock received as payment on receivable due from Helm ...          $       117          $        --
                                                                                ===========          ===========
        Return of the Company's common stock held by Helm as
           payment on receivable due from Helm .......................          $       117          $        --
                                                                                ===========          ===========
        Helm's forfeiture of 10% debentures for payment on
           receivable due from Helm ..................................          $        30          $        --
                                                                                ===========          ===========
        Unrealized holding gain on available for sale securities .....          $        31          $        --
                                                                                ===========          ===========
Non-cash transactions relating to financing activities:
        Conversion of debentures into common stock ...................          $     1,629          $       485
                                                                                ===========          ===========
        Capital lease obligation .....................................          $     1,517          $     1,319
                                                                                ===========          ===========
        Common stock no longer subject to redemption .................          $     2,077          $        --
                                                                                ===========          ===========

        Common stock issued for repayment of liabilities of
           discontinued operations ...................................          $       109          $        --
                                                                                ===========          ===========
        Costs associated with issuance of options ....................          $       202          $        --
                                                                                ===========          ===========
        Common stock issued for repayment of accrued liabilities .....          $        42          $        --
                                                                                ===========          ===========
        Common stock issued for loan fees ............................          $        35          $        --
                                                                                ===========          ===========

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - MAJOR CUSTOMER

         The Company's custom compounding business segment had sales to one customer in 1997 totalling $6,254,000 and two customers in 1996 totalling $2,128,000 and $2,098,000.

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

                                                                  For the Year Ended
                                                                     December 31,
                                                               1997                 1996
                                                            ----------           ----------
                                                                     (In thousands)
Revenues from unaffiliated customers:
    Plastic resins ...............................          $   10,704           $    6,067
    Industrial products ..........................              16,304               14,395
                                                            ----------           ----------
             Total revenues ......................          $   27,008           $   20,462
                                                            ==========           ==========
Operating profit:
    Plastic resins ...............................          $    2,007           $      433
    Industrial products ..........................                 892                  872
                                                            ----------           ----------
             Total operating profit ..............          $    2,899           $    1,305
                                                            ==========           ==========
Expenses and other:
    General and administrative expense - parent ..          $     (846)          $     (853)
    Interest expense .............................              (1,643)                (897)
    Interest income ..............................                   9                   46
                                                            ----------           ----------
    Income (loss) from continuing operations .....          $      419           $     (399)
                                                            ==========           ==========


                                                                                    As of
                                                                                 December 31,
                                                                                    1997
                                                                                 ----------
                                                                                (In thousands)
Identifiable assets:
    Plastic resins.............................................................  $   20,613
    Industrial products........................................................       6,169
    Corporate..................................................................       1,342
                                                                                 ----------
                                                                                 $   28,124
                                                                                 ==========

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           For the year December 31,
                                                            1997                1996
                                                         ----------          ----------
                                                                 (In thousands)
Capital expenditures:
    Plastic resins ............................          $    3,883          $   13,201
    Industrial products .......................                 138                 327
    Corporate .................................                  --               1,073
                                                         ----------          ----------

                                                         $    4,021          $   14,601
                                                         ==========          ==========

                                                           For the year December 31,
                                                            1997                1996
                                                         ----------          ----------
                                                                  (In thousands)
Depreciation and amortization:
    Plastic resins ............................          $    1,355          $      717
    Industrial products .......................                 243                 240
    Corporate .................................                 131                 108
                                                         ----------          ----------

                                                         $    1,729          $    1,065
                                                         ==========          ==========

                                LIST OF EXHIBITS



NUMBER                        DESCRIPTION                                                   LOCATION
------                        -----------                                                   --------
3.1               Certificate of Incorporation and Amendments                                    i

3.2               By-Laws, as amended and restated on January
                  8, 1998                                                                 Filed Herewith

3.3               Certificate of Amendment to
                  Certificate of Incorporation
                  dated 9/28/85                                                                  ii

3.4               Certificate of Amendment to
                  Certificate of Incorporation
                  dated March 9, 1993, and filed
                  April 28, 1993                                                                iii

3.5               Certificate of Amendment to
                  Certificate of Incorporation
                  dated December 17, 1993, and filed
                  January 10, 1994                                                               v

4.1               Form of 10% Convertible Debenture
                  due June 30, 2001 issued in the
                  1991 Private Placement                                                        iii

4.2               Form of Common Stock Purchase Warrant
                  expiring December 31, 1999                                                    iii

4.3               Form of Common Stock Purchase Warrant
                  expiring June 30, 2000                                                        vii

4.4               Form of Common Stock Purchase Warrant
                  expiring July 30, 2000 issued in lieu of                                       ix
                  compensation

4.5               Form of Common Stock Purchase Warrant                                         ix
                  expiring January 15, 2000 issued in
                  December 1995 Private Placement

4.6               Form of Common Stock Purchase Warrant                                          x
                  expiring October 29, 2001 issued in
                  December 1995

10.1              The Company's 1997 Employee                                                   xi
                  Stock Option Plan

10.2              Employment and Deferred Compensation
                  Agreement between Company
                  and Herbert M. Pearlman                                                       ii

10.3              Employment and Deferred Compensation
                  Agreement between Company
                  and David S. Lawi                                                             ii

10.4              Employment and Deferred Compensation
                  Agreement between Company
                  and Daniel T. Murphy                                                          ii

10.5              Amendment to Employment Agreement between
                  Company and Herbert M. Pearlman                                             viii

10.6              Amendment to Employment Agreement between
                  Company and David S. Lawi                                                   viii

10.7              Amendment to Employment Agreement between
                  Company and Daniel T. Murphy                                                viii

10.8              Toll Compounding Contract dated April 1,                                    viii
                  1994 between Chemtrusion, Inc. and Himont
                  U.S.A., Inc.

10.9              Employment Agreement dated as of July 26, 1993                                vi
                  between the Company and Fred Zeidman

10.10             Investment Agreement dated as of June 24, 1993                                vi
                  between the Company and Fred Zeidman

10.11             Definitive Agreement for Compounding Services                                 ix
                  between Chemtrusion, Inc. and Mytex Polymers
                  (Confidential Treatment has been requested
                  and obtained from the Securities and Exchange
                  Commission with respect to certain portions of
                  this Agreement through May 15, 2001)

21.1              Subsidiaries                                                            Filed Herewith

23.1              Consent of BDO Seidman, LLP to incorporation by                         Filed Herewith
                  reference of their opinion into filed
                  registration statements

         i: Filed as an exhibit to the Company's Registration Statement (No. 33-10108) on Form S-1 and incorporated herein by reference

         ii: Filed as an exhibit to Company's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

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

         x: Filed as an exhibit to Company's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

         xi: Filed as an exhibit to the Company's Registration Statement on Form S-8 filed February 11, 1998 (No. 333-46035)