Form 10QSB
period 1998-03-31
INTERSYSTEMS INC /DE/
filed 1998-05-15
CIK 806011

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission File Number 1-9547
                                                 ------

                               INTERSYSTEMS, INC.
                               ------------------

               (Exact Name of registrant as specified in charter)

             Delaware                                  13-3256265
---------------------------------                 ---------------------
  (State or other jurisdiction                        IRS Employer
of incorporation or organization)                (Identification number)


                               7115 Clinton Drive
                              Houston, Texas 77020
                              ---------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

As of May 5, 1998 there were 7,909,503 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       InterSystems, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 March 31, 1998
                            (In thousands, unaudited)

Assets

CURRENT ASSETS:
     Cash                                                $    592
     Marketable equity securities                             191
     Trade receivables                                      5,439
     Inventories                                            2,950
     Prepaid expenses and other                               191
     Time deposits                                            110
                                                         --------
                                                            9,473

     Equipment and leasehold improvements, net             20,655
     Other assets                                             435
                                                         --------
                                                         $ 30,563
                                                         ========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $  2,264
     Current portion of long-term debt                        817
     Accounts payable                                       3,351
     Accrued expenses                                       1,346
     Customer deposits                                        794
                                                         --------
                                                            8,572

Convertible subordinated debentures                           636
Long term debt - net of current portion                    17,536

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 7,907
       shares issued and outstanding                           79
Additional paid-in capital                                  7,751
Retained earnings (deficit)                                (3,805)
Unrealized holding gains                                       74
Treasury stock - 102 shares at cost                          (180)
Note receivable - sale of common stock                       (100)
                                                         --------
TOTAL SHAREHOLDERS' EQUITY                                  3,819
                                                         --------
                                                         $ 30,563
                                                         ========

                       InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)


                                      Three months ended March 31
                                          1998       1997
                                        -------    -------
Net sales                               $8,187     $5,484
Cost of sales                            5,787      3,551
                                        ------     ------
     Gross Profit                        2,400      1,933

Selling, general and administrative
     expenses                            1,770      1,579

Interest expense - net                     400        334
                                        ------     ------

     Net Income                         $  230     $   20
                                        ======     ======


Per share - basic and assuming
    dilution                            $  .03     $ --
                                        ======     ======

Average number of common shares
outstanding                              7,878      6,385
                                        ------     ------

                       InterSystems, Inc. and Subsidiaries
            Condensed Consolidated Statement of Comprehensive Income
                                 (In Thousands)


                                                       Three months ended
                                                           March 31,
                                                     ----------------------
                                                        1998        1997
                                                     ---------    ---------
Net income                                           $     230    $      20

Other comprehensive income:

  Unrealized holding gains arising during period            42           --
                                                     ---------    ---------
Comprehensive income                                 $     272    $      20
                                                     =========    =========


                       InterSystems, Inc. And Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)



                                                Three months ended March 31
                                                    1998             1997
                                                 ---------         -------
Net cash used by operating activities            $    (171)       $  (944)
                                                 ---------        -------

Cash flows from investing activities:
     Acquisition of fixed assets                       (24)          (696)
     Advances to subsidiaries & affiliates              --             (5)
                                                 ---------        -------
     Net cash used
       in investing activities                   $     (24)       $  (701)
                                                 ---------        -------

Cash from financing activities:
     Net borrowings                                    304            913
     Repayments of long-term debt                     (386)          (443)
     Issuance of common stock                           67             --
                                                 ---------        -------
     Net cash provided (used) by
       Financing activities                            (15)           470
                                                 ---------        -------
Net (decrease) in cash                                (210)        (1,175)
Cash at beginning of period                            802          1,484
                                                 ---------        -------
Cash at end of period                            $     592        $   309
                                                 =========        =======

Cash paid during the periods for:
Interest                                         $     130        $   252
Taxes                                            $      10        $     8

                       InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

NOTE 2. Inventories consisted of the following at March 31, 1998 (in thousands):


            Raw materials and component parts          1,737
            Finished goods                             1,213
                                                       -----
               Total inventory                         2,950

NOTE 3. Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

            The basic net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

            Diluted net income per common share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

            The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings per share assuming dilution for the period ended March 31, 1998 (in thousands):

                                                                        Shares
                                                                        ------
            Weighted average number of common shares used in
               basic earnings per share                                  7,878

            Effect of dilutive securities:
               Stock options                                               252
               Stock warrants                                              193
                                                                        ------
            Weighted number of common shares and dilutive potential
               Common stock used in diluted earnings per share           8,323
                                                                        ======


            For the period ended March 31, 1998, there was no adjustment to income available to common shareholders used in computing earnings per share assuming dilution because the convertible debentures were anti-dilutive.


Note 4.     The Company has adopted FASB Statement no. 130,
            "Reporting Comprehensive Income." Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

            The company holds securities classified as available-for-sale, which had unrealized gains of $42,000 during the period ended March 31, 1998.

            For the period ended March 31, 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income per common share.

            For the periods ended March 31, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                                            1998       1997
                                                          --------   --------
                                                          (shares)   (shares)
            Stock options                                    970       1,634
            Stock warrants                                 1,100       2,356
            Shares issuable on conversion of debentures      513       1,587

            The adoption of SFAS 128 had no effect on net income per common share for the period ended March 31, 1997, accordingly, no restatement was necessary.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1998 and 1997

Revenues for the first quarter 1998 increased by $2,703,000 (49.3%) compared to the first quarter 1997. A substantial portion of the increase ($2 million) is the result of one large overseas order at InterSystems Nebraska. The remaining increase in sales for the quarter was primarily attributable to Chemtrusion's Mytex project in Jeffersonville, Indiana.

Gross margins were 29.4% in the first quarter 1998 as compared to 35.3% in the first quarter 1997. Chemtrusion's gross margin decreased slightly to 37.1% in the first quarter 1998 versus 40% in the first quarter 1997. The decrease is primarily attributable to lower tolling volumes at Chemtrusion, Texas. Most of Chemtrusion, Texas' costs are fixed. InterSystems Nebraska's gross margin decreased to 24.75% in the first quarter 1998 as compared to 30.15% in the first quarter 1997. The decrease is a result of the large overseas order. A portion of this job is manufactured by outside contractors whereby InterSystems Nebraska did not realize normal manufacturing profit.

The Company's selling, general and administrative expenses increased by $191,000 (12.1%) in the first quarter 1998 as compared to the first quarter 1997. Chemtrusion's expenses increased $59,000 primarily due to additional warehouse space leased in the first quarter 1998. Parent Company expenses increased approximately $108,000 for certain expenses of business operations including compensation based on profit. InterSystems Nebraska's selling, general and administrative expenses increased $24,000 primarily due to executive compensation based on profit.

Interest expense increased $66,000 in the first quarter 1998 as compared to the first quarter 1997. Chemtrusion's interest expense increased approximately $104,000. Interest expense at the Mytex facility increased approximately $81,000 primarily due to three full months of interest expense in the first quarter 1998 versus only two full months for the same period ending 1997. The remaining increase at Chemtrusion is the result of an additional extruding line installed at the Texas facility in late 1997. Parent Company interest expense decreased approximately $50,000 due to subordinated debenture conversions in late 1997.

Liquidity and Capital Resources

Cash used by operating activities for the three months ended March 31, 1998 amounted to $178,000. This is primarily due to an increase in accounts receivable at InterSystems Nebraska resulting from the large overseas order in the first quarter 1998.

The Company purchased fixed assets during the first quarter 1998 in the amount of $24,000.

Net borrowings provided by financing activities amounted to $304,000. The proceeds were used primarily to finance the increase in accounts receivables at InterSystems Nebraska. Proceeds resulting from the sale of common stock were $67,000. Repayments of long-term debt amounted to $386,000.

Cash decreased $210,000 for the period ending March 31, 1998.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

InterSystems Nebraska

InterSystems Nebraska has a revolving credit agreement with an asset based lending subsidiary of a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon eligible collateral and is due on demand. At March 31, 1998, borrowings of $1,761,000 were outstanding under this agreement and bear interest at the bank's base rate plus 1.25% (9.75% at March 31, 1998). At March 31, 1998, $954,000 was available under this line of credit. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

The net book value of the collateral totaled approximately $4,469,000 at March 31, 1998. In addition, InterSystems, Inc., a Delaware corporation, has pledged all outstanding shares of InterSystems Nebraska's common stock as collateral.

Subsequent to March 31, 1998, InterSystems Nebraska has moved its line of credit, equipment loan and real estate mortgage to a commercial bank. The terms of the three loans are essentially identical to those terms previously in place with the asset based lender except that the interest rates with the bank are more favorable. The interest rate on the line of credit is now .5% over prime versus 1.25% over prime with the asset based lender. The new interest rates for the equipment loan and the real estate mortgage are 8.8% and 8.6%, respectively, versus 9.31% and 8.82%, respectively, with the asset based lender. The line of credit agreement provides for borrowings of up to $3,000,000 based upon eligible collateral and is due on demand.

Chemtrusion

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 and expires in September 1998. The agreement bears interest at 10.5% and is collateralized by Chemtrusion's accounts receivable. As of March 31, 1998, borrowings were $50,000 with $250,000 available.

Subsequent to March 31, 1998, Chemtrusion has arranged new financing agreements for its line of credit with a different bank. The line of credit allows for a borrowing base of $300,000 of eligible accounts receivable and bears interest at the bank's prime rate plus 1% (currently 9.5%). The Company also arranged a new term loan in the amount of $400,000 which bears interest at the bank's prime rate plus 1%. The proceeds were used to consolidate three existing equipment loans and to provide capital for office space expansion within their existing facility.

Chemtrusion is in the process of expanding its technological capabilities by pursuing an additional line of business. In order to achieve this expansion, new equipment has been delivered and is scheduled to be placed in service in the third quarter 1998. The cost of the equipment is approximately $325,000. Financing for the new equipment has been secured through a financial institution under a 9.68%, fifty-five month lease with a 10% buyout at the end of the term.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of April 30, 1998, InterSystems' backlog was $7.7 million compared to $4.9 million as of April 30, 1997.

Forward Looking Statements

This quarterly report for the quarter ended March 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition;
(iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTERSYSTEMS, INC.



Dated: May 14, 1998                        /s/ Fred S. Zeidman
                                           -------------------------------------
                                           Fred S. Zeidman
                                           President
                                           Chief Executive Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1               Financial Data Schedule