Form 10QSB
period 1998-06-30
INTERSYSTEMS INC /DE/
filed 1998-08-12
CIK 806011

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               7115 Clinton Drive
                                Houston, TX 77020
                              --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                               Yes x   No
                                  ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 28, 1998 there were 7,806,377 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       InterSystems, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 1998
                            (In thousands, unaudited)

                                      Assets

 CURRENT ASSETS:
      Cash                                                             $      537
      Marketable equity securities                                            148
      Trade Receivables                                                     5,039
      Inventories                                                           2,768
      Prepaid expenses and other                                              229
      Time deposits                                                           110
                                                                       ----------
                                                                            8,831

      Equipment and leasehold improvements, net                            23,015
      Other Assets                                                            229
                                                                       ----------
                                                                       $   32,075
                                                                       ==========
                       LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES:
      Revolving line of credit                                         $    2,473
      Current portion of long-term debt                                       870
      Accounts payable                                                      3,034
      Accrued expenses                                                      1,657
                                                                       ----------
                                                                            8,034

 Convertible subordinated debentures                                          639
 Long term debt - net of current portion                                   19,419


 SHAREHOLDER'S EQUITY:
      Preferred stock, $.01 par value, 5,000 shares
        authorized; none issued and outstanding
      Common stock $.01 par value, 20,000
        shares authorized; 7,916
        shares issued                                                          79
 Additional paid-in capital                                                 7,768
 Retained earnings (deficit)                                               (3,594)
 Unrealized holding gains                                                      31
 Note receivable - sale of common stock                                      (100)
 Treasury stock - 114,860 shares at cost                                     (201)
                                                                       ----------
 TOTAL SHAREHOLDER'S EQUITY                                                 3,983
                                                                       ----------
                                                                       $   32,075
                                                                       ==========

                       InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                            Three months ended June 30
                                                                1998           1997
                                                             ----------     ----------
 Net Sales                                                   $    9,803     $    7,481

 Cost of Sales                                                    7,226          4,950
                                                             ----------     ----------

      Gross Profit                                                2,577          2,531

 Selling, general and administrative
      expenses                                                    1,932          1,703

 Interest expense (net)                                             434            525
                                                             ----------     ----------
 Net income                                                  $      211     $      303
                                                             ==========     ==========

 Per share:
   Basic                                                            .03            .05
   Assuming dilution                                                .03            .04

 Average number of common shares Outstanding:
   Basic                                                          7,808          6,383
   Assuming dilution                                              8,389          8,056

                       InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                              Six months ended June 30
                                                                1998           1997
                                                             ----------     ----------
 Net sales                                                   $   17,990     $   12,965

 Cost of sales                                                   13,013          8,501
                                                             ----------     ----------

      Gross Profit                                                4,977          4,464

 Selling, general and administrative
      expenses                                                    3,702          3,282

 Interest expense                                                   835            859
                                                             ----------     ----------
 Net income                                                  $      440     $      323
                                                             ==========     ==========

 Per Share
      Basic                                                         .06            .05
      Assuming dilution                                             .05            .05

 Average number of common shares Outstanding:
      Basic                                                       7,791          6,382
      Assuming dilution                                           8,299          6,425

                       InterSystems, Inc. and Subsidiaries
            Condensed Consolidated Statement of Comprehensive Income
                                 (In Thousands)

                                                             Three months ended June 30
                                                                1998            1997
                                                             ----------      ----------
 Net income                                                  $      211      $      323

 Other comprehensive income:

   Unrealized holding losses arising
     during period                                                  (42)             --
                                                             ----------      ----------
 Comprehensive income                                        $      169      $      323
                                                             ==========      ==========

                                                              Six months ended June 30
                                                                1998           1997
                                                             ----------     ----------
 Net income                                                  $      440     $      323

 Other comprehensive income:

   Unrealized holding (losses) arising
     during period                                                   --             --
                                                             ----------     ----------
 Comprehensive income                                        $      440     $      323
                                                             ==========     ==========

                       InterSystems, Inc. And Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                               Six months ended June 30
                                                                 1998            1997
                                                             ----------      ----------
 Net cash provided (used) by
  operating activities                                       $      488      $     (348)
                                                             ----------      ----------

 Net cash used in investing activities-
      Acquisition of fixed assets                                (2,886)         (1,038)
                                                             ----------      ----------

 Cash from financing activities:
      Net borrowings                                              2,261             916
      Repayments of long-term debt                                 (198)           (264)
      Issuance of common stock                                       92              --
      Purchase of treasury stock                                    (22)             --
                                                             ----------      ----------
 Net cash provided by financing activities                        2,133             652
                                                             ----------      ----------
 Net increase (decrease) in cash                                   (265)           (733)
 Cash at beginning of period                                        802           1,484
                                                             ----------      ----------
 Cash at end of period                                       $      537      $      750
                                                             ==========      ==========

 Cash paid during the periods for:
 Interest                                                    $      274      $      129
 Taxes                                                       $       10      $        7

                       InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

NOTE 2.   Inventories consisted of the following at June 30, 1998 (in thousands)

             Raw materials and component parts               $    1,841
             Finished goods                                         927
                                                             ----------

                Total inventory                              $    2,768
                                                             ==========

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

          The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings per share assuming dilution for the three month period ended June 30, (in thousands):

                                                                                    1998           1997
                                                                                 ----------     ----------
             Weighted average number of common shares used in
                basic earnings per share                                              7,808          6,383

             Effect of dilutive securities:
                Stock options                                                           297             80
                Stock warrants                                                          284             21
                10% convertible subordinated debentures                                  --            350
                10% series A convertible subordinated debentures                         --            492
                 8% convertible subordinated debentures                                  --            730
                                                                                 ----------     ----------
             Weighted number of common shares and dilutive potential
                Common stock used in diluted earnings per share                       8,389          8,056
                                                                                 ==========     ==========

          For the three month periods ended June 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings per share because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                                             1998            1997
                                                                             ----            ----
                                                                           (shares)        (shares)
             Stock options                                                    744          1,070
             Stock warrants                                                 1,100          2,206
             Shares issuable on conversion of debentures                      512             --

          The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings per share assuming dilution for the six month period ended June 30, 1998 (in thousands):

                                                                                   Shares
                                                                                   ------
             Weighted average number of common shares used in
                basic earnings per share                                              7,791

             Effect of dilutive securities:
                Stock options                                                           270
                Stock warrants                                                          238
                                                                                 ----------
             Weighted number of common shares and dilutive potential
                Common stock used in diluted earnings per share                       8,299
                                                                                 ==========

          For the six month period ended June 30, 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income per common share.

          For the six month periods ended June 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                                             1998          1997
                                                                             ----          ----
                                                                           (shares)      (shares)
             Stock options                                                    970          1,634
             Stock warrants                                                 1,100          2,356
             Shares issuable on conversion of debentures                      512          1,571

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

          The Company holds securities classified as available-for-sale, which had unrealized losses of $42,000 during the period ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Intersystems sales for the quarter climbed 31% to a record $9,803,000 from $7,481,000 a year earlier. The increase was a result of higher sales volumes at the InterSystems Nebraska subsidiary. InterSystems Nebraska's sales increased approximately $2,376,000 in the 2nd qtr `98 as compared to the 2nd qtr '97 primarily due to the shipment of a large overseas order to Romania and the continuing strong capital improvement purchases by the grain industry. Chemtrusion's Indiana division continued to operate at record levels with a major plant expansion having been successfully implemented in June 1998. A new testing facility, located in the Chemtrusion, Texas plant, is in place and operating as of the beginning of July.

Gross margins were 26.3% in the 2nd qtr `98 as compared to 33.8% in the 2nd qtr `97. Margins at both subsidiaries slipped in the 2nd qtr '98. Chemtrusion's gross margin decreased to 34.5% in the 2nd qtr `98 from 41% in the 2nd qtr `97. This decrease was a result of lower toll processing volumes at Chemtrusion Texas. The quarterly results were negatively impacted by the Company `s commitment to two (2) major customers in the Chemtrusion, Texas plant. The Company expects to diversify its customer base over the remainder of the year, thus lessening its dependence on these customers.

Gross margin at Nebraska was 22% in the 2nd qtr `98 as compared to 28.3% in the 2nd qtr `97. The decrease is primarily attributable to the large overseas order. A portion of this job is manufactured by outside contractors whereby InterSystems Nebraska did not realize normal manufacturing profit.

The Company's selling, general and administrative expenses increased by $229,000 (13.45%) in the 2nd qtr `98 as compared to the 2nd qtr `97. Chemtrusion's expenses increased approximately $40,000 primarily due to the addition of additional warehouse space to accommodate expansion and associated fixed costs at Chemtrusion, Texas. InterSystems Nebraska's selling, general and administrative expenses increased by approximately $75,000 primarily due to the addition of its new Chief Operating Officer and compensation based on profit. Parent Company expenses increased approximately $ 120,000 for various expenses of business operations including compensation based on profit.

Interest expense decreased $91,000 in the 2nd qtr `98 as compared to the 2nd qtr `97. The decrease was primarily a result of bond conversions at the Parent Company in late 1997 and more favorable interest rates through refinancing of debt at Chemtrusion, Texas and InterSystems Nebraska.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 and 1997

For the six months ended June 30, 1998, sales reached a record $17,990,000; up 38.7% from the $12,965,000 reported for the first half of 1997. InterSystems Nebraska's sales increased approximately $4,812,000 as a result of the large overseas order as well as the continued demand for bulk systems in the grain industry as a whole.

Gross margins were 27.6% for the first six months of 1998 as compared to 34.4% for the same period ending 1997. Chemtrusion's gross margin decreased to 35.8% for the six months 1998 as compared to 40.6% for the first six months of 1997. The decrease was a result of lower toll processing volumes at Chemtrusion, Texas. InterSystems Nebraska's gross margin decreased from 29% during the first six months of 1997 to 23.4% for the same period ending 1998. The decrease is primarily attributable to the large overseas order.

Selling, general and administrative expenses increased $420,000 (12.8%) for the first six months of 1998 as compared to the same period for 1997. Chemtrusion's expenses increased $98,000 primarily due to the addition of additional warehouse space and associated fixed costs at Chemtrusion, Texas. InterSystems Nebraska's selling, general and administrative expenses increased approximately $100,000 primarily due to the addition of its new Chief Operating Officer and compensation based on profit. Parent Company expenses increased approximately $ 222,000 for various expenses of business operations including compensation based on profit.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 1998 amounted to $488,000.

The Company purchased fixed assets year-to-date in the amount of $2,886,000. These purchases were primarily for a new extrusion line and rail spur acquired for the Mytex facility ($2,334,000) and the new testing facility and additional warehouse and office space at Chemtrusion, Texas ($480,000).

Net borrowing provided by financing activities amounted to $2,261,000. The proceeds were used primarily to finance the new fixed assets at the Mytex facility and Chemtrusion, Texas as well as the increase in accounts receivables at InterSystems Nebraska . The Company realized $92,000 from the issuance of common stock. Repayments of long-term debt amounted to $198,000. Purchase of treasury stock amounted to $22,000.

Cash decreased $265,000 for the period ending June 30, 1998.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

InterSystems Nebraska

At June 30, 1998, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At June 30, 1998, borrowings of $1,795,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (9.00% at June 30, 1998). At June 30, 1998, $1,205,000 was
available under this line of credit. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment, fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $5,558,000 at June 30, 1998. Under the terms of the agreement, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees.

Chemtrusion

Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2002. The agreement bears interest at the bank's prime rate plus 1% (currently 9.5%) and is collateralized by Chemtrusion's accounts receivable. As of June 30, 1998, the line of credit balance was $225,000 with an available balance of $74,104.

Chemtrusion is in the process of expanding its technological capabilities by pursuing an additional line of business. In order to achieve this expansion, new equipment has been delivered and has been placed in service subsequent to June 30, 1998. The cost of the equipment is approximately $325,000. Financing for the new equipment has been secured through a financial institution under a 9.68%, fifty-five month lease with a 10% buyout at the end of the term.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of June 30, 1998, InterSystems' backlog was $5,730,000 compared to $5,765,000 as of June 30, 1997. Subsequent to June 30, 1998, the backlog at Nebraska has increased to $6,004,000.

Forward Looking Statements

This quarterly report on Form 10QSB for the quarter ended and six months ended June 30, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; (v) cancellation or termination of significant customer contracts; and (vi) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTERSYSTEMS, INC.



Dated: August 7, 1998                     /s/ Fred S. Zeidman
                                              -----------------------------
                                              Fred S. Zeidman
                                              President
                                              Chief Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
   27               Financial Data Schedule