Form 10QSB
period 1998-09-30
INTERSYSTEMS INC /DE/
filed 1998-11-09
CIK 806011

                         FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended September 30, 1998

                               OR

 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

     As of October 28, 1998 there were 7,796,677 shares of the Company's common stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       InterSystems, Inc. And Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 1998
                            (In thousands, unaudited)

Assets
------
CURRENT ASSETS:
     Cash                                               $         477
     Marketable equity securities                                  85
     Trade Receivables                                          4,431
     Inventories                                                2,426
     Prepaid expenses and other                                   381
                                                         ------------
                                                                7,800

     Equipment and leasehold improvements, net                 23,050
     Other assets                                                 251
                                                         ------------
                                                         $     31,101
                                                         ============

                LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                            $      2,263
     Current portion of long-term debt                            887
     Accounts payable                                           2,279
     Accrued expenses                                           1,740
                                                         ------------
                                                                7,169

Convertible subordinated debentures                               641
Long term debt - net of current portion                        19,369

SHAREHOLDER'S EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 7,916
       shares issued and 7,797 shares outstanding                  79
Additional paid-in capital                                      7,768
Retained earnings (deficit)                                    (3,575)
Unrealized holding losses                                         (32)
Note receivable - sale of common stock                           (100)
Treasury stock - 122,360 shares at cost                          (218)
                                                         ------------
TOTAL SHAREHOLDER'S EQUITY                                      3,922
                                                         ------------
                                                         $     31,101
                                                         ============

                       InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)

                                      Three months ended September 30
                                             1998             1997
                                             ----             ----
Net Sales                                $   8,599       $    8,095
Cost of Sales                                6,297            5,676
                                         ---------       ----------
     Gross Profit                            2,302            2,419

Selling, general and administrative
     expenses                                1,868            1,745
                                         ---------       ----------

     Operating income                          434              674

Interest expense (net)                         414              352
                                         ---------       ----------

Net income                               $      20       $      322
                                         =========       ==========

Per share - Basic and assuming dilution  $      --       $      .05
                                         =========       ==========


Average number of common shares
outstanding                              7,801,399        6,431,501
                                         ---------        ---------

                       InterSystems, Inc. And Subsidiaries
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Per Share Amounts, Unaudited)


                                       Nine months ended September 30
                                             1998             1997
                                             ----             ----
Net sales                                $  26,589        $  21,060
Cost of sales                               19,310           14,177
                                         ---------        ---------
     Gross Profit                            7,279            6,883

Selling, general and administrative
     expenses                                5,570            5,027
                                         ---------        ---------

     Operating income                        1,709            1,856

Interest expense (net)                       1,249            1,211
                                         ---------        ---------
Net income                               $     460        $     645
                                         =========        =========


Per share - Basic and assuming dilution  $     .06        $     .10
                                         =========        =========
Average number of common shares
outstanding                              7,794,763        6,400,176
                                         ---------        ---------

                       InterSystems, Inc. and Subsidiaries
            Condensed Consolidated Statement of Comprehensive Income
                                 (In Thousands)


                                                   Three months ended September 30
                                                            1998             1997
                                                            ----             ----
Net income                                             $      20          $    322

Other comprehensive income:

  Unrealized holding losses arising
    during period                                            (63)               --
                                                       ---------          --------
Comprehensive income                                   $     (43)         $    322
                                                       =========          ========


                                                   Nine months ended September 30
                                                            1998             1997
                                                            ----             ----


Net income                                             $     460          $    645

Other comprehensive income:

  Unrealized holding (losses) arising
    during period                                            (63)               --
                                                       ---------          --------
Comprehensive income                                   $     397          $    645
                                                       =========          ========

                       InterSystems, Inc. And Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)


                                                  Nine months ended September 30
                                                       1998             1997
                                                       ----             ----
Net cash provided (used) by
     operating activities                        $    1,241        $    (253)
                                                -----------       ---------

Cash flows from investing activities:
     Acquisition of fixed assets                    ( 3,438)         ( 1,980)


Cash from financing activities:
     Net borrowings                                     302              619
     Process from promissory notes                    3,534            1,472
     Repayments under long-term debt obligations     (2,018)          (1,126)
     Issuance of common stock and
       warrant exercise                                  92              107
     Purchase of treasury stock                         (38)              --
                                                -----------        ---------
Net cash provided by financing activities             1,872            1,072
                                                -----------        ---------
Net decrease in cash                                   (325)          (1,161)
Cash at beginning of period                             802            1,484
                                                -----------        ---------
Cash at end of period                            $      477        $     323
                                                ===========        =========

Cash paid during the periods for:
Interest                                         $      418        $     444
Taxes                                            $       23        $      37

                       InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the InterSystems, Inc. 1997 Form 10-KSB.

Note 2. Inventories consisted of the following at September 30, 1998 (in Thousands)


            Raw materials and component parts                  $1,558
            Finished goods                                        868
                                                               ------

               Total inventory                                 $2,426
                                                               ======


NOTE 3. Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

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

            For the three-month periods ended September 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):


                                                            1998       1997
                                                            ----       ----
                                                          (shares)   (shares)
            Stock options                                  1,640       1,640
            Stock warrants                                 2,356       2,356
            Shares issuable on conversion of debentures      512       1,533



            For the nine-month periods ended September 30, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                            1998       1997
                                                            ----       ----
                                                          (shares)   (shares)
            Stock options                                  1,640       1,640
            Stock warrants                                 2,356       2,356
            Shares issuable on conversion of debentures      512       1,571


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

            The Company holds securities classified as available-for-sale, which had unrealized losses of $63,000 during the period ended September 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

InterSystems, Inc.'s two principal lines of business consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by Chemtrusion, Inc. ("Chemtrusion") in Houston, Texas and Jeffersonville, Indiana.

InterSystems, Inc. has continued its program of investing significant resources in equipment and personnel to achieve the Company's next level of growth. InterSystems, Inc. has recorded record sales levels year-to-date 1998. Nebraska has hired a new Chief Operating Officer to achieve that subsidiary's goal of expanding its domestic and international market shares as well as developing new products.

Chemtrusion has recently employed a sales and marketing professional to aggressively implement its plans for growth. Chemtrusion has also expanded its production capacity to accommodate the Company's growth. Texas has purchased approximately $475,000 of lab equipment this year for its new materials testing division. In addition, the fourth line added to the Indiana plant is now fully operational and is expected to add revenue in the fourth quarter. The total investment for expansion year-to-date at the Indiana plant is over $2.8 million.

Chemtrusion experienced a slowdown in the third quarter 1998 at the Texas facility due to inventory production adjustments by two major customers. Chemtrusion has entered the fourth quarter 1998 with all extrusion lines in Texas currently utilized.

RESULTS OF OPERATIONS
---------------------
Revenue increased $504,000 (6.2%) to $8,599,000 in the third quarter 1998 over the third quarter 1997, a result of continued capital improvement purchases by the grain industry as well as continued demand for Chemtrusion's technological services. Nebraska's sales increased $324,000 (6%) to $5,727,000 in the third quarter of 1998 as compared to the same quarter 1997. Chemtrusion experienced a slowdown in the third quarter of 1998. The quarterly results were negatively impacted by the Company's commitment to two major customers at the Chemtrusion, Texas plant that reduced their processing needs. Chemtrusion's combined revenue at Houston and Indiana increased $180,000 in the third quarter 1998 as compared to the same period last year. Chemtrusion Texas' third quarter 1998 revenues decreased $170,000 to $992,000 compared to $1,162,000 a year earlier.

Chemtrusion Indiana's revenue increased for the third quarter 1998 increased by $350,000 in 1998 to $1,880,000 as compared to $1,529,000 for the third quarter 1997.

Revenue increased $5,529,000 (26.2%) to a record $26,589,000 year-to-date 1998 over the same period 1997. The revenue growth was primarily a result of the continued demand at Nebraska as well as a large overseas order in the first and second quarter of 1998. Nebraska's sales increased $5,136,000 year-to-date 1998 as compared to the 1997 period. Chemtrusion's combined revenue increased $393,000 year-to-date 1998 over the same period last year.

Gross profit as a percentage of sales decreased to 26.8% in the third quarter 1998 as compared to 29.9% in the 1997 period. The decrease was primarily a result of product mix at Nebraska. Nebraska's gross margin was 25.1% for the three-month period 1998 as compared with 29.2% for the same period last year. Chemtrusion's gross profit as a percentage of sales was relatively constant for the three-month period 1998 (28.4%) as compared with the same period last year (29.5%).

Year-to-date 1998 gross margin declined to 27.4% as compared to 32.7% for the same period last year. Nebraska's gross margin declined to 24% for the 1998 period as compared to 29% for the same period 1997. The decline was primarily attributable to the large overseas order. Since a portion of this order was manufactured by outside contractors, Nebraska did not realize its normal manufacturing profit on the order. Chemtrusion's gross margin declined from 29% in 1997 to 25% for the same period 1998. The decrease was primarily a result of lower toll processing volumes at Chemtrusion, Texas.

The Company's selling, general and administrative expenses increased $123,000 during the third quarter 1998 compared to the same period in 1997. For the nine months ending September 30, 1998, selling, general and administrative expenses increased $543,000 over the same period ending 1997. The increase was primarily due to the hiring of strategic personnel at Nebraska and Chemtrusion, Texas, as well as the addition of equipment, warehouse space and associated fixed costs at Chemtrusion. Chemtrusion's expenses increased $374,000 for the nine-month period 1998.

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities for the nine months ended September 30, 1998 amounted to $1,241,000.

The Company received cash in the amount of $92,000 from the issuance of common stock. The Company is continuing its ongoing process of repurchasing its common stock in the open market. During the 1998 period the Company has purchased and placed $38,000 of its common stock into treasury.

The Company purchased fixed assets year-to-date in the amount of $3,438,000. These purchases were primarily for equipment installed at the Mytex facility.

Net borrowing provided by lines of credit amounted to $302,000. Net proceeds from promissory notes for the nine-month period 1998 was $1,516. The proceeds were used primarily to finance equipment purchases for the Mytex facility.

Cash decreased $325,000 for the period ending September 30, 1998.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

InterSystems Nebraska
---------------------
At September 30, 1998, Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At September 30, 1998, borrowings of $1,568,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (8.75% at September 30, 1998). At September 30, 1998, $1,153,000 was available under this line of credit. Nebraska has pledged its accounts receivable, inventory, equipment, fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $5,056,000 at September 30, 1998. Under the terms of the agreement, Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to net worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees.

Chemtrusion
-----------
Chemtrusion is a party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2002. The agreement bears interest at the bank's prime rate plus 1% (currently 9.25%) and is collateralized by Chemtrusion's accounts receivable. As of September 30, 1998, the line of credit balance was $300,000.

Seasonality
-----------
A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of September 30, 1998, Nebraska's backlog was $3,374,000 compared to $3,627,000 as of September 30, 1997. The backlog as of October 31, 1998 was $2,844,000.

YEAR 2000
---------
Company's Compliance Program. Computer equipment using microprocessors that use only two digits to identify a year may be unable to accurately process data after December 31, 1999. In early 1998, InterSystems, Inc. and its subsidiaries initiated their Year 2000 compliance project. The evaluation addressed internal hardware and software, production machinery, key vendors, customers and other significant third parties.

Company's State of Readiness. InterSystems, Inc. and its subsidiaries utilize recently purchased computer hardware and software which has been deemed Year 2000 compliant. In the 1997 fourth quarter, our Nebraska subsidiary made a significant transition to Year 2000 compliant equipment. Nebraska's System 36 and installed software was discarded and replaced with Pentium Processor's and Year 2000 compliant manufacturing and accounting software. Our Chemtrusion locations already had installed Year 2000 compliant hardware and software.

InterSystems, Inc.'s two subsidiaries are engaged in manufacturing activities and place heavy reliance on their production equipment. Key vendors therefore include those from whom the subsidiaries purchase equipment. Production equipment that contains embedded systems may be unable to process date sensitive data. Chemtrusion has received vendor assurance that its production equipment is Year 2000 compliant. Nebraska has not yet completed its investigation. The equipment that has been tested, however, is Year 2000 compliant. Nebraska is aware of one PC that links data from engineering to production that is not Year 2000 compliant. The estimated cost of replacement is less than $2,000. The Company does not expect that the cost, if any, to investigate and replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all equipment will be tested and in compliance by second quarter of 1999.

The Company is also evaluating the readiness of its third party supply chains and major customers. The Company has requested Year 2000 compliance certification from each of its major vendors, suppliers and customers.

Risks of Non-compliance and Contingency Plans. The major factors which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful is the reliance on key third party vendors and major customers. If those parties do not achieve compliance, our operational companies could experience interruption in production scheduling. Based on initial information received from our vendors and customers, the Company does not expect such delays.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such estimates are based on numerous assumptions by management, including accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors. The estimated costs of Year 2000 compliance also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-QSB for the quarter ended and nine months ended September 30, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; (v) cancellation or termination of significant customer contracts; and (vi) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.



Dated: November 5, 1998                /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------
  27                        Financial Data Schedule
