Form 10KSB40
period 1998-12-31
INTERSYSTEMS INC /DE/
filed 1999-03-30
CIK 806011

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For Fiscal Year Ended December 31, 1998
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period _________________________ to _________________________.

                         Commission File No. 1-9547

                              INTERSYSTEMS, INC.
                              ------------------
                (Name of Small Business Issuer in its charter)

            DELAWARE                                       13-3256265
  -------------------------------                    ---------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                      Identification No.)


               7115 Clinton Drive, Houston, Texas          77020
               ----------------------------------         -------
             (Address of principal executive offices)    (Zip Code)


        Issuer's telephone number, including area code:  (713) 622-7710

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
----------------------------          ------------------------------------------
Common Stock, $.01 par value          American Stock Exchange
Common Stock Purchase Warrants        American Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None
       -----------------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 1998 were $33,322,000.

The aggregate market value of the voting stock held by non-affiliates of the issuer is approximately $6,126,468 based upon the closing price of the issuer's common stock, $.01 par value, as reported by the American Stock Exchange on March 4, 1999, which was $1.00.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 4,1999: 7,925,989.

Documents incorporated by reference:  NONE
Transitional Small Business Format: Yes     No   X
                                        ---     ---

                                     PART I

ITEM 1:  BUSINESS

Introduction and Business Development
-------------------------------------

InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's two principal lines of business today consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom thermoplastic resin compounding operations conducted by its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"). For each of the two years ended December 31, 1998 and 1997, approximately 66% and 60%, respectively, of the Company's revenues were attributable to the business of InterSystems Nebraska and approximately 34% and 40%, respectively, of the Company's revenues were attributable to the business of Chemtrusion. Information regarding the dollar amount of revenues, operating profit and identifiable assets for each of the Company's lines of business is included in Note 14 to the Company's consolidated financial statements.

The Company had revenues from continuing operations of $33,322,063 and $27,007,753, respectively, for the years ended December 31, 1998 and 1997. For the year ended December 31, 1998, the Company reported a net profit from continuing operations and a net profit for the year of $443,000, as compared to a net profit from continuing operations of $419,000 and a net profit of $569,000 for the year ended December 31, 1997. The net profit for the year ended December 31, 1997 included a $150,000 gain from discontinued operations due to the reversal of over-accruals arising from the 1996 disposal of the Company's Tropical Systems, Inc. subsidiary.

RECENT DEVELOPMENTS

In January 1999, Chemtrusion completed a second major expansion of its Jeffersonville, Indiana compounding facility, which increased maximum annual capacity of that facility by 36%, or 20,000,000 pounds. Total annual capacity at the plant is now 75,000,000 pounds, or more than twice the capacity of the facility when it first began operations with four compounding lines in 1996. A fifth line was added in 1998 which also increased capacity by 20,000,000 pounds. The addition of this sixth compounding line will result in an increase in the management fee currently paid to Chemtrusion by Mytex Polymers, Inc. See "The Business of Chemtrusion - Compounding Operations - Mytex Facility" on page 5.

In January 1999, InterSystems Nebraska completed the engineering and development of a new line of enclosed belt conveyors, which will have a wide variety of both industrial and agricultural applications. The enclosed belt conveyor line will greatly enhance the existing en-masse materials handling products offered by the company. Moreover, the broad industrial application of this product is expected to offset the seasonal effects experienced by the company's existing agricultural-based product lines. See "The Business of InterSystems Nebraska - Enclosed Conveyors" on page 3.

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

Enclosed Belt Conveyors. In January 1999, a new line of enclosed belt conveyors was introduced. The enclosed belt conveyors have materials handling capacities ranging from 6,000 to 50,000 cubic feet per hour and feature a variety of belt widths from 18 to 54 inches, which should meet most of current market demand. Larger capacity systems with 60 and 72 inch belts and capacities of up to 100,000 cubic feet per hour are presently under development. The enclosed belt conveyors will be self-cleaning and completely enclosed for greater safety and minimal maintenance.

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

                                  Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's revenues generally are highest in the second and third quarter. See "Backlog." InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the
United States dollar against foreign currency.   Historical seasonal effects are
expected to be mitigated through increased sales of the company's new enclosed belt conveyors which have broad industrial and agricultural applications.

                                    Backlog

InterSystems Nebraska had a sales backlog of approximately $1,953,000 at December 31, 1998, compared with $7,200,000 at December 3l, 1997. The backlog at December 31, 1997 was attributable in part to one large international order in the amount of $4,446,000, which was fulfilled in 1998. All orders at December 3l, l998 are believed to be firm and are expected to be filled by December 3l, l999. Backlog at March 1, 1999 was $3,802,000.

                                   Customers

During 1998, InterSystems Nebraska provided equipment to approximately 1,300 customers. No single customer has accounted for 10% or more of InterSystems Nebraska's total revenues during 1998 or 1997 with the exception of one international customer in 1998 which accounted for 20% of InterSystems Nebraska's revenues in that year. InterSystems Nebraska does not believe that the loss of any single customer would have a material adverse effect on its business operations.

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

                            Compounding Operations

Houston Facility: Chemtrusion provides custom compounding services using four twin screw extruders various blenders and other equipment at its Houston facility. The fourth extrusion line, added in 1997, offers the latest generation of compounding technology and provides manufacturing capacity for smaller volume products bringing the total annualized capacity of the facility to 46 million pounds. 1998 production was approximately 24,121,667 pounds compared to approximately 27,313,016 pounds in 1997. The reduction in production is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10.

Mytex Facility: In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemical America and Exxon Chemical Company, a division of Exxon Corporation.

Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As originally designed, the plant contained four production lines with an annual capacity of 35 million pounds of product, and sufficient space to add several additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time, with adjustment in the management fee payable to Chemtrusion.

Mytex guaranteed the initial construction financing which had been provided by a financial institution. The plant was completed in October 1996. In January 1997, Mytex provided $14,000,000 permanent financing for the facility, and provided additional financing for the 1998 expansion. See Notes 4 and 5 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the exclusive benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly management fee for its operation of the plant, which covers most operating expenses of the plant and construction financing debt service, and which provides significant net profits to Chemtrusion.

In 1997, Chemtrusion and Mytex amended the Definitive Agreement to provide a fifth production line, which increased compounding capacity by 20,000,000 pounds, as well as additional rail siding in support of both current and future bulk shipment requirements of the facility. Pursuant to the Agreement, Chemtrusion arranged for design and installation of these new facilities which were funded by Mytex through interim short-term financing. In 1998, Mytex provided permanent financing of the new facilities under terms similar to those
contained in the initial Agreement.   Chemtrusion's management fee was increased
significantly as a result of the new line.

During 1998, Chemtrusion and Mytex further amended the Definitive Agreement to provide for design, installation and operation of a sixth production line. Chemtrusion completed the installation of this new line, which increased total capacity of the facility to 75,000,000 pounds, more than twice its initial
capacity.   Under the terms of the Agreement, Mytex provided permanent financing of the new line under terms similar to those contained in the initial Agreement. In accordance with the terms of the Agreement, Chemtrusion will receive a management fee for its operation of the new line, which covers operating expenses as well as debt servicing. Management expects this fee to increase net profits to Chemtrusion beginning in January 1999.

On expiration of the initial term or any renewal term or in the event of the termination of the Agreement by default, as defined therein, Mytex will have an option to purchase the plant at a price and on terms and conditions defined in the Agreement. In the event that Mytex does not renew the Agreement at the end of the initial term or the end of any renewal term or either party terminates the Agreement, as defined, Chemtrusion has the right to require Mytex to purchase the plant at a price and on the terms and conditions defined in the Agreement.

                          Suppliers and Raw Materials

In Chemtrusion's custom compounding operations, the customer supplies all or most of the raw materials including resins and other additives. Chemtrusion supplies the operating equipment and process technology to precisely melt, mix or physically blend the various feedstock components into finished products. Chemtrusion consults with each customer regarding use of its process technology in order to achieve the optimal product performance of each formulation, particularly when the objective is support of the customer's research and development activities for new products. Once parameters are established, Chemtrusion's process technology is generally used to support commercial manufacturing of products.

Chemtrusion is required to purchase maintenance related supplies for its compounding equipment. These supplies are commonly available from numerous suppliers and vendors. Chemtrusion has not experienced, nor does it reasonably anticipate, any material interruption in the supply of materials for its compounding operations.

                              Sales and Marketing

Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent consumers of compounded materials can learn of Chemtrusion's capabilites. Chemtrusion does not have an outside or field sales force. In 1998, Chemtrusion created and filled a new position of national marketing director based out of its Houston facility. This individual's primary responsibility is to expand the company's customer base so as to achieve maximum productivity and profitability from the Houston facility.

                                   Customers

The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. During 1998, 99% of Chemtrusion's revenues were attributable to three customers: Mytex accounted for approximately 61% of total revenues of Chemtrusion and two other customers accounted for an aggregate of 38% of total revenues of Chemtrusion. Other than Mytex, Chemtrusion is not under long term contract with these customers, although it has done business with both customers for several years. The Company believes that the loss of any of these customers would have a material adverse effect on its business and revenues.

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

Research and Development; Governmental Approval and Governmental Regulations

During the two fiscal years ended December 31, 1998 and 1997, the Company spent minimal amounts on research and development activities. At the present time, no governmental approval of any of the principal products of InterSystems Nebraska or Chemtrusion is pending or required. The Company is not aware of any proposed governmental regulation which may have any significant impact upon it business or operations, or on the business or operations of its subsidiaries.

Environmental Matters

The Company does not currently anticipate any material effect upon its capital expenditures, earnings or competitive position as a result of its compliance with federal, state and local environmental laws and regulations.

Employees

The Company currently employs 154 persons at Chemtrusion and 122 persons at InterSystems Nebraska who are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. In addition, InterSystems Nebraska employs 8 part-time persons in clerical and factory capacities, and the Company employs 5 part-time persons in executive and administrative capacities who allocate their time between the Company and affiliated entities. None of the Company's employees are represented by a union. The Company believes that its labor relations are good.

ITEM 2:  PROPERTIES

The Company: The Company's executive offices are located at 7115 Clinton Drive, Houston, Texas where it shares office space with Chemtrusion, Inc. pursuant to a lease expiring in April 2002 as discussed below.

The Company shares occupancy with two other corporations of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and an option to extend the lease for an additional three years was exercised in January 1998 at a rental of $112,500 for the first year, $117,500 for the second year and $121,500 for the third year. The other corporations sharing this space are two other public corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.

InterSystems Nebraska: InterSystems Nebraska owns a 40,000 square foot office and manufacturing facility in Omaha, Nebraska. The facility is subject to a mortgage presently in the amount of $537,000.00 which bears interest at 8.82%. The loan matures in July 2002 and the balance due at maturity is $450,000.

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

Chemtrusion: Chemtrusion conducts its non-Mytex business in a leased 106,530 square foot facility located in Houston, Texas. The current annual rent is $297,000 plus common area maintenance charges, and the lease expires in April 2002.

The Mytex facility located in Jeffersonville, Indiana is a 178,000 square foot state-of-the-art compounding plant which is owned by Chemtrusion, but is subject to the right of Mytex to repurchase it from Chemtrusion under certain circumstances. The facility is also subject to a mortgage of $6,093,052 to secure construction financing at 7% due in December 31, 2011. See "The Business of Chemtrusion--Mytex Facility" on page 5.

The Company believes that the facilities of its subsidiaries are adequate for the current and reasonably forseeable future needs, are adequately insured and are in good operating condition.

ITEM 3:  LEGAL PROCEEDINGS

At the present time, the Company is not a party to any lawsuits which are expected to have a material adverse effect on the business, operations or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None



               [The rest of this page intentionally left blank.]

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

a. Market Price and Holders. The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices on the respective dates of such quotations.

         Fiscal 1997            High       Low
         -----------            ----       ---
         First Quarter       $1 3/8     $1
         Second Quarter       1 15/16      7/8
         Third Quarter        2 3/4      1 5/8
         Fourth Quarter       3 1/8      1 13/16

         Fiscal 1998            High       Low
         -----------            ----       ---
         First Quarter       $2 3/16    $1 11/16
         Second Quarter       2 5/16     1 7/8
         Third Quarter        2          1 1/4
         Fourth Quarter       1 1/4        7/8

The closing price of the Common Stock on March 4, 1999 was $1.00. As of March 4, 1999, there were, to the best of the Company's knowledge, approximately 165 holders of record (not beneficial holders) of the Company's Common Stock.

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

c. Sales of Unregistered Securities   In December 1998, the Company sold 46,666
shares of common stock from treasury at $1.125 per share in a private placement to three executive officers of the Company as follows: Messrs. Pearlman and Lawi - 22,222 shares to each, and Mr. Zeidman - 2,222 shares. See "Certain Relationships and Related Party Transactions."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year ended December 31, 1998 compared to December 31, 1997

InterSystems, Inc.'s two principal lines of business consist of the operations of its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("Nebraska"), which designs, manufactures and sells specialized materials handling equipment, and the custom resin compounding operations conducted by Chemtrusion, Inc. ("Chemtrusion") in Houston, Texas and Jeffersonville, Indiana.

For each of the two years ended December 31, 1998 and 1997, approximately 66% and 60%, respectively, of the Company's revenues were attributable to the business of Nebraska and approximately 34% and 40%, respectively, of the Company's revenues were attributable to the business of Chemtrusion.

Continuing its program of investing significant resources in equipment and personnel to achieve the Company's next level of growth enabled the Company to generate record sales for the year ended December 31, 1998. During 1998, Nebraska hired a new chief operating officer to achieve that subsidiary's goal of expanding its domestic and international market share as well as developing new products. In addition, in early 1999, Nebraska completed the engineering and development of a new line of enclosed belt conveyors, which will have a wide variety of both industrial and agricultural applications. The enclosed belt conveyor line will enhance the existing en-masse materials handling products offered by the company. The broad industrial application of this product is expected to positively impact the seasonal effects of Nebraska's existing product lines.

During 1998, Chemtrusion employed a new national marketing director to achieve that subsidiary's goal of operating at or near capacity at both of its facilities and to aggressively implement its plans for growth. In addition, during 1998 and into early 1999, Chemtrusion expanded its production capacity to accommodate its anticipated growth at both the Texas and Indiana facilities.
The Texas facility purchased approximately $325,000 of lab equipment in 1998 for its new materials testing division. A fifth line added to the Indiana facility in the third quarter of 1998 is now fully operational and a sixth line began operating in the first quarter of 1999. The addition of these two lines is expected to increase net profits for 1999.

RESULTS OF OPERATIONS

Revenue increased $6,314,000 (23.4%) to $33,322,000 in 1998 over 1997, a result of continued capital improvement purchases from Nebraska by the grain industry as well as continued demand for Chemtrusion's combined technological services. Nebraska's sales increased $5,513,000 (33.9%) to $21,817,000 in 1998 as compared to 1997. The increase was primarily a result of the continued demand for equipment manufactured at Nebraska as well as a large overseas order of approximately $4,446,000 shipped during the first and second quarter of 1998. Although Nebraska has not recorded an international order of such magnitude to date in 1999, management is optimistic that international sales will continue to increase during the year.

Chemtrusion's combined revenue at the Texas and Indiana facilities increased $801,000 in 1998 as compared to the same period last year. Chemtrusion Indiana's revenue increased $912,000 to $7,166,000 in 1998 as compared to $6,254,000 in 1997. The growth was primarily due to a new line installed in the early third quarter of 1998. Chemtrusion Texas' 1998 revenues decreased $111,000 to $4,339,000 compared to $4,450,000 a year earlier. Chemtrusion Texas experienced a slowdown in production volume in 1998. The annual results were negatively impacted by that facility's commitment to two major customers that reduced their processing needs beginning mid-1998. Through the first two months of 1999, Chemtrusion Texas continued to experience slower than anticipated recovery to profitability. The company has initiated an aggressive marketing campaign to increase its customer base. Successful implementation of this plan will increase equipment utilization in order to achieve maximum productivity and profitability from its compounding equipment.

Gross profit as a percentage of sales decreased to 28.5% in 1998 as compared to 31.8% in the 1997 period. The decrease was primarily a result of lower toll processing volumes at Chemtrusion Texas coupled with increased overhead incurred to facilitate future revenue growth. Nebraska's gross margin remained relatively unchanged in 1998 compared to 1997.

The Company's selling, general and administrative expenses increased $910,000 during 1998 compared to 1997. Approximately $450,000 of the increase was attributable to salary, bonus and associated payroll and recruitment costs in connection with the hiring of a new chief operating officer at Nebraska and a national marketing director at Chemtrusion Texas, as well as increases in bonuses payable based upon earnings. In addition, approximately $135,000 was attributable to rental and other costs associated with increased warehouse and office space and related equipment at Chemtrusion Texas, an additional $110,000 was attributable to increased salary, bonus and related payroll costs including insurance at the parent company level and an additional $55,000 was attributable to increased investor relations expenses at the parent company level.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for 1998 amounted to $1,701,000.

The Company purchased $3,925,000 in fixed assets during 1998. These purchases were primarily for equipment installed, or in process of being constructed, at the Chemtrusion Indiana facility.

Net repayments on borrowing under the lines of credit amounted to $402,000.

Proceeds from promissory notes for 1998 was $3,977,000. The proceeds were used primarily to finance equipment purchases for the Chemtrusion Indiana facility, with a relatively small portion ($325,000) used for purchasing new lab equipment for Chemtrusion Texas' new materials testing center. Repayments on long-term debt and capital lease obligations amounted to $2,021,000 during 1998.

Cash decreased $669,000 for the period ending December 31, 1998.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

In December 1998, Helm Capital Group, Inc., the Company's largest stockholder, granted to the Company a five year option to purchase all of Helm's 1,353,013 shares of common stock in Teletrak Environmental Systems, Inc. (OTCBB:TAES) for $.50 per share. The purpose of this grant was to induce the Company to participate to the extent of $122,500 in a private placement of Teletrak units consisting of one share of common stock and one-half common stock purchase warrant for $.50 per unit. As of December 31, 1998, the Company had invested $72,500 in this private placement and is committed to invest an additional $50,000 in 1999. Helm reserved the right to dispose of the shares at any time
subject to prior notice to the Company.   In order to raise funds to participate
in this private placement, the Company sold 46,666 shares of its common stock held in treasury at $1.125 per share to Messrs. Pearlman (22,222 shares), Lawi (22,222 shares) and Zeidman (2,222 shares).

InterSystems Nebraska

At December 31, 1998, Nebraska had a revolving credit agreement with a bank.
The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base and is due on demand. At December 31, 1998, borrowings of $1,185,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (8.25% at December 31, 1998). At December 31, 1998, $ 1,082,000 was available under this line of credit. Nebraska has pledged its accounts receivable, inventory, equipment, fixtures and intangibles as collateral for the debt. The net book value of the collateral totaled approximately $5,707,000 at December 31, 1998. Under the terms of the agreement, Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to net worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. In addition, the Company has guaranteed repayment of the debt.

Chemtrusion

In the second quarter 1998, Chemtrusion arranged new financing for its line of credit with a different bank. The line of credit allows for a borrowing base of $300,000 of eligible accounts receivable, bears interest at the bank's prime rate plus 1% (currently 8.75%), expires April 21, 2002 and has been guaranteed by the Company. As of December 31, 1998, the line of credit balance was $300,000. The line of credit agreement requires Chemtrusion to satisfy certain financial covenants including maintenance of minimum net worth, a debt to equity ratio and a cash flow to debt coverage ratio. At December 31, 1998, Chemtrusion was in violation of the debt to equity ratio and obtained a waiver of the covenant from the bank through June 30, 1999. Accordingly, this debt has been classified as short-term.

Chemtrusion also arranged a new term loan in the amount of $400,000 which bears interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). The proceeds were used to consolidate three existing equipment loans and to provide capital for office space expansion within the existing Texas facility. The note is payable in monthly installments of $6,667, plus interest, matures April 2003 and has been guaranteed by the Company.

Chemtrusion expanded its technological capabilities in 1998 by pursuing an additional line of business in materials testing. In order to achieve this expansion, new equipment was placed in service in the third quarter 1998. The cost of the equipment was approximately $325,000. Financing for the new equipment has been secured through a financial institution under a 9.68%, fifty-five month lease with a 10% buyout at the end of the term.

During 1998, two expansions were completed to the Indiana facility. In March 1998, a new rail spur was added to the facility to accommodate increased volume. The rail spur cost approximately $420,000 and has been financed under a note bearing interest at 7.0% annually, with monthly principal and interest payments of $3,976 through December 2011. In the third quarter of 1998, a new compounding line was placed into service at the Indiana facility. The cost of this line, approximately $2,600,000, has been financed under a long-term note bearing interest at 7% annually, with monthly principal and interest payments of $25,560 through December 2011. The monthly principal and interest payments on these two loans are charged back to Mytex under the facility operating agreement and the interest is recaptured by Chemtrusion though sales.

At December 31, 1998, Chemtrusion had advances payable to Mytex totaling $1,220,520 under a construction loan agreement bearing interest at 7%. The advances were used to acquire a sixth compounding line for the Indiana facility. The Company and Mytex are currently working on the finalization of the term loan agreement replacing this construction loan agreement which is expected to have terms similar to the terms of the original and subsequent financing agreements with Mytex with respect to the Indiana facility. Accordingly, all advances under the construction loan agreement have been classified as current at December 31, 1998. Upon execution of the term agreement, a portion of this debt will be reclassified as long-term.

In order for Chemtrusion to expand its customer base and meet the developing needs of existing customers, certain enhancements and modifications to the Company's compounding equipment have been deemed necessary and ordered. The estimated cost of this additional equipment is $400,000. Financing for this additional equipment has been secured through a financial institution under a 10.4%, forty-seven month lease with a 10% buyout at the end of the term. Monthly payments are $9,975.

Seasonality

A substantial portion of Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. It is expected that the seasonal effects experienced from sales to the agricultural sector will be mitigated in part by sales of the new enclosed belt conveyors which have year-round appeal to a wide variety of industries. Although there are minor fluctuations in demand for Chemtrusion's custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Year 2000 Compliance

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

Company's State of Readiness. InterSystems, Inc. and its subsidiaries utilize recently purchased computer hardware and software which has been deemed Year 2000 compliant. In the 1997 fourth quarter, Nebraska made a significant transition to Year 2000 compliant equipment. Nebraska's System 36 and installed software was discarded and replaced with Pentium processors and Year 2000 compliant manufacturing and accounting software. The Chemtrusion locations already had installed Year 2000 compliant hardware and software.

Since the Company's two subsidiaries are engaged in manufacturing activities and place heavy reliance on their production equipment, the Company has undertaken to determine whether this equipment is Year 2000 compliant. Production equipment that contains embedded systems may be unable to process date sensitive data. Key vendors of the Company, therefore, include those from whom the subsidiaries purchase equipment. Chemtrusion has received vendor assurance that its production equipment is Year 2000 compliant. Nebraska is undertaking an investigation with respect to its production equipment which it has not yet completed. Equipment tested to date is compliant, with the exception of one PC linking engineering to production which will cost less than $2,000 to replace. The Company does not expect that the cost, if any, to investigate and replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all equipment will be tested and in compliance by second quarter of 1999.

The Company is also evaluating the readiness of its third party supply chains and major customers. The Company has requested Year 2000 compliance certification from each of its major vendors, suppliers and customers.

Risks of Non-compliance and Contingency Plans. The major factors which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful is the reliance on key third party vendors and major customers. If those parties do not achieve compliance, the Company's operating subsidiaries could experience interruption in production scheduling. Based on initial information received from our vendors and customers, the Company does not expect such delays.

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

Forward Looking Statements

This annual report for the year ended December 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

ITEM 7: FINANCIAL STATEMENTS: The financial statements filed as part of this report include:

                                                              Page

         Report of Independent Certified Public
         Accountants.......................................   F-2

         Consolidated Balance Sheet as of
         December 3l, l998.................................    F-3

         Consolidated Statements of Income
         for  the years Ended December 3l, 1998 and 1997...    F-4

         Consolidated Statements of Comprehensive Income
         for  the Years Ended December 3l, 1998 and 1997...    F-5

         Consolidated Statements of
         Shareholders' Equity
         for the Years Ended December
         31, 1998 and 1997.................................    F-6

         Consolidated Statements of
         Cash Flows for the Years Ended
         December 3l, 1998 and 1997........................   F-7

         Notes to Consolidated Financial
         Statements...................................... F-8 to F-24


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

Name                      Age  First Elected       Term Expires
----                      ---  -------------       ------------
David S. Lawi             64   1984                1999
Walter M. Craig, Jr.      45   1993                1999

Daniel T. Murphy          60   1986                2000
William Lurie             68   1995                2000

Herbert M. Pearlman       66   1984                2001
Fred S. Zeidman           52   1993                2001
John E. Stieglitz         68   1991                2001


Principal Occupation Over the Past Five Years and Other Directorships of Nominee or Director

Herbert M. Pearlman Mr. Pearlman has been Chairman of the Company's Board of Directors since March l984. Since 1980, he has served as President, Chief Executive Officer and a Director of Helm Captial Group, Inc., a public holding company and the holder of 14.9% of the Company's common stock ("Helm"). Since June 1984, he has been Chairman of the Board of Helm. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"). Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry. In 1990, Mr. Pearlman became Chairman of the Board of Unapix Entertainment, Inc. ("Unapix"), an American Stock Exchange company which is engaged in marketing and distributing films and television products. In February 1999, Mr. Pearlman assumed the additional role of Chief Executive Officer of Unapix.

Fred S. Zeidman Mr. Zeidman was appointed President, Chief Executive Officer and a Director of the Company in July 1993. He served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until July 1997. Previously, Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financings. In 1998, Mr. Zeidman became a director of Teletrak Environmental Systems, Inc. ("Teletrak"), a public company engaged in the manufacturing of mucking pumps for environmental and industrial applications.

Walter M. Craig, Jr. Mr. Craig has been President of Core Capital, Inc., a Delaware corporation which is in the business of financing receivables of healthcare and other enterprises, since 1993. He also serves as President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies, and as President of the Fund, since 1993.
Mr. Craig has been a Director of Seitel since 1987 and a director of Unapix since 1993. He has also served as a Director, Executive Vice President and Chief Operating Officer of Helm since 1993. Prior thereto, Mr. Craig served as Vice President for business and legal affairs for Helm.

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

Daniel T. Murphy Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997. Mr. Murphy joined Helm in May 1984 as Vice President and Chief Financial Officer. In January 1996, he was appointed Vice President and Chief Financial Officer of Unapix. In 1998, Mr. Murphy became a director of Teletrak.

John E. Stieglitz Mr. Stieglitz was appointed to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately-held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986 and a director of Seitel since 1989.

Committees and Attendance

    During 1998, the Company's Board of Directors held three meetings, which were attended by all of the directors then in office.

    The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee is comprised of Messrs. Pearlman, Lawi and Zeidman. The function of the Executive Committee is to act on an interim basis for the full Board. The Executive Committee did not meet separately from the full Board of Directors during 1998. The Audit Committee and the Compensation Committee presently are comprised of Messrs. Stieglitz and Lurie. The Audit Committee and the Compensation Committee did not meet separately from the full Board of Directors during 1998.

Compensation of Directors

    Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year. All compensation to Mr. Lurie was paid on a deferred basis. The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties.

Significant Employees

    In addition to Messrs. Pearlman, Zeidman and Lawi, the Company has three additional significant employees. Wm. Chris Mathers, 39, joined the Company in January 1994 as controller. In September 1997, he was appointed Chief Financial Officer of the Company.

    Kenneth Schrader, 60, has served as President of InterSystems Nebraska since 1978.

    Scott Owens, 35, has served as President of Chemtrusion since 1993. He divides his time between the Houston and Mytex facilities.

    Messrs. Pearlman and Lawi allocate their work-related time, and the other executive officers of the Company spend all of their work-related time, on the various businesses of the Company and its subsidiaries and affiliates.

Compliance with Section 16(a) Beneficial Ownership Reporting

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis.



               [The rest of this page intentionally left blank.]

ITEM 10: EXECUTIVE COMPENSATION

    Set forth below is certain information with respect to cash and noncash compensation awarded to, earned by or paid to the Company's Chief Executive Officer during 1998. With the exception of Mr. Pearlman and Mr. Zeidman, no executive officers of the Company earned over $100,000 for the fiscal year ended December 31, 1998. See "Employment Arrangements" below.

                          SUMMARY COMPENSATION TABLE
                          ---------------------------

Name and                                Annual Compensation
Principal                               -------------------                    All Other
Position                                Year         Salary          Bonus    Compensation(1)
--------                                ---          ------          -----    ---------------
Fred S. Zeidman                         1998       $100,000         $15,000     $33,063
President and                           1997        100,000          15,000        -
Chief Executive                         1996         50,000               -        -
Officer

Herbert M. Pearlman,                    1998        100,000          20,934      76,250
Chairman                                1997        100,000               -      57,496
                                        1996        100,000               -      57,300

(1)  Represents premiums on insurance policies and auto allowance.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

    The following table sets forth aggregated option exercises in the last fiscal year, if any, the number of unexercised options and fiscal year-end values of in the money options for the Chief Executive Officer. All options were out of the money at December 31, 1998.

                                                                                     Value of
                                                                   Number of        Unexercised
                                    Shares                        Unexercised       In-the-money
                                   Acquired                        Options at        Options at
                                      on                        Fiscal year end    Fiscal year end
                                    Exercise          Value       Exercisable/       Exercisable/
Name                                  (#)          Realized($)    Unexecisable      Unexercisable
----                                ---------      -----------    ------------      -------------
Fred S. Zeidman                          -             -           500,000/ -           -  /  -

Herbert M. Pearlman                      -             -           100,000/ -           -  /  -


                              REPRICING OF OPTIONS

  On December 11, 1998, the Board of Directors unanimously resolved to adjust the price of stock options granted in September 1997 to employees, including executive officers, from $2.125 to $1.50 per share. On that date, the closing price of the common stock as reported on the American Stock Exchange was $1.0625. The purpose of this adjustment was to incentivize management and employees by bringing the exercise price of the options within range of the current trading price of the stock. When the options were granted in September 1997, the common stock was trading at prices much higher than historical levels. Although the Company has been profitable for the past two years, the price of its common stock fell considerably during 1998.

  The options which were repriced include 414,000 incentive stock options granted under the 1997 Stock Option Plan with an original exercise price of $2.125, and 115,000 non-plan options granted simultaneously with the Plan options, also with an exercise price of $2.125. Repriced options held by executive officers include 100,000 held by Mr. Pearlman, 100,000 held by Mr. Zeidman and 50,000 held by Mr. Lawi.

                            EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the current executive officers of the Company are set forth below.

Zeidman Agreement

    In 1993, Mr. Zeidman and the Company entered into a three-year employment agreement pursuant to which Mr. Zeidman will serve as President and Chief Executive Officer of the Company. The agreement is renewable on a year to year basis thereafter provided that notice of termination is not given. Pursuant to the employment agreement, Mr. Zeidman is entitled to a base salary of $150,000 per year and a bonus of 2% of the first $1 million in net income of the Company, 3% of the second $1 million of net income and 4% of all net income in excess of $2 million, not to exceed 150% of salary. Upon execution of the employment agreement, Mr. Zeidman also received options to purchase 200,000 shares of Common Stock at $2.00 per share and options to purchase 200,000 shares of Common Stock at $3.00 per share which are fully vested. These options, which expired in 1998, were extended for an additional three years at $2.25 per share and $2.75 per share, respectively.

    Until July 31, 1997, Mr. Zeidman also served as President and Chief Executive Officer of Interpak Terminals, Inc. ("Interpak"), a wholly-owned subsidiary of Helm Capital Group, Inc. Mr. Zeidman allocated his time between the Company and Interpak, and Interpak contributed a portion of the Company's contracted salary directly to Mr. Zeidman in compensation of his services based upon the relative amount of time spent at each company, thereby reducing the amount of salary payable by the Company.

    The Company's agreement with Mr. Zeidman also provides that the Board of Directors will continue to cause Mr. Zeidman to be elected as a member of the Board of Directors of the Company, until the earlier of such time as his ownership in the common stock of the Company is under 100,000 shares, or his death or voluntary resignation. In addition, he has received from Helm Resources, Inc. a five year option to purchase 16,667 shares of common stock of Helm at $1.50 per share, which is fully vested.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of March 1, 1999 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                             Amount and Nature
                               of Beneficial               Percent of
Name                          Ownership (1)(2)               Class (2)
-----                        ------------------            -----------
Beneficial Holders
Helm Capital Group, Inc.        1,182,177(3)                   14.9%
537 Steamboat Road
Greenwich, CT  06830

Strategic Growth                  678,000(4)                    8.1%
International, Inc.
111 Great Neck Road
Great Neck, N.Y.  11021

John V. Winfield                  470,700(5)                    5.8%
2121 Avenue of the Stars
Los Angeles, CA  90067

Officers and Directors
Fred S. Zeidman                   782,222(6)                    9.2%
7115 Clinton Drive
Houston, Texas  77020

Herbert M. Pearlman               753,771(7)                    8.9%
537 Steamboat Road
Greenwich, CT  06830

David S. Lawi                     507,069(8)                    6.2%
537 Steamboat Road
Greenwich, CT  06830

Walter M. Craig, Jr                17,220(9)                     *
Daniel T. Murphy                   25,232(10)                    *
John E. Stieglitz                  37,001(11)                    *
William Lurie                      20,000(12)                    *

All executive officers
and directors
as a group (7 persons)          2,142,515(13)                  22.7%
_____________________
* Less than 1%


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

(5) Includes 136,250 shares held by Intergroup Corporation, 2121 Avenue of the Americas, Los Angeles, CA 90067, with respect to which Mr. Winfield is Chairman of the Board. Also includes 192,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring January 15,

     2000 at $1.80 per share, 96,000 of which are held by Mr. Winfield directly and 96,000 of which are held by InterGroup Corporation.

(6) Includes shares issuable upon exercise of stock options (400,000), Common Stock Purchase Warrants expiring June 30, 2000 at $1.50 per share (the "Warrants") (15,000) and Common Stock Purchase Warrants expiring October 29, 2001 at $1.375 per share (the "1996 Warrants") (30,000) and 100,000 stock options expiring September 2002 with an exercise price of $1.50 (the "1997 Options").

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    During 1998, management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based upon certain formulas which management deems to be reasonable. During 1998, the Company paid $48,190 to Helm on account of these services, and accrued and additional $58,000 in respect of such expenses at December 31, 1998.

    In December 1998, Helm granted to the Company a five year option to purchase all of Helm's 1,353,013 shares of common stock in Teletrak Environmental Systems, Inc. (OTCBB:TAES) for $.50 per share. The purpose of this grant was to induce the Company to participate to the extent of $122,500 in a private placement of Teletrak units consisting of one share of common stock and one-half common stock purchase warrant for $.50 per unit. As of December 31, 1998, the Company had invested $72,500 in this private placement and is committed to invest an additional $50,000 in 1999. Helm reserved the right to dispose of the
shares at any time subject to prior notice to the Company.   In order to raise
funds to participate in this private placement, the Company sold 46,666 shares of its common stock at $1.125 per share to Messrs. Pearlman (22,222 shares), Lawi (22,222 shares) and Zeidman (2,222 shares).

ITEM 13: Exhibits, List and Reports on Form 8-K
(a)  List of Exhibits

                                                                            Filed as an exhibit to the
                                                                               Company's [Document]
Number                  Description                                              or Filed Herewith
------                  ----------                                           -----------------------------
 3.1                   Restated Certificate of Incorporation dated
                       March 22, 1999                                          Filed Herewith

 3.2                   By-Laws, as amended and restated on January
                       8, 1998                                                 1997 10-KSB

 4.1                   Form of 10% Convertible Debenture
                       due June 30, 2001                                       1991 10-K

 4.2                   Form of Common Stock Purchase Warrant
                       expiring December 31, 1999                              1991 10-K

 4.3                   Form of Common Stock Purchase Warrant
                       expiring June 30, 2000                                  S-3 (No. 333-00003)

 4.4                   Form of Common Stock Purchase Warrant
                       expiring July 30, 2000                                  1995 10-KSB

 4.5                   Form of Common Stock Purchase Warrant
                       expiring January 15, 2000                               1995 10-KSB

 4.6                   Form of Common Stock Purchase Warrant
                       expiring October 29, 2001                               1996 10-KSB

 10.1                  The Company's 1997 Employee
                       Stock Option Plan                                       S-8 (No. 333-46035)

 10.2                  Employment and Deferred Compensation
                       Agreement between Company
                       and Herbert M. Pearlman                                 1988 10-K

 10.3                  Employment and Deferred Compensation
                       Agreement between Company
                       and David S. Lawi                                       1988 10-K

 10.4                  Amendment to Employment Agreement between
                       Company and Herbert M. Pearlman                         1994 10-KSB

 10.5                  Amendment to Employment Agreement between
                       Company and David S. Lawi                               1994 10-KSB

 10.6                  Toll Compounding Contract dated April 1,
                       1994 between Chemtrusion, Inc. and Himont
                       U.S.A., Inc.                                            1994 10-KSB


                                                                            Filed as an exhibit to the
                                                                               Company's [Document]
Number                  Description                                              or Filed Herewith
------                  ----------                                           -----------------------------

 10.7                   Employment Agreement dated as of July 26, 1993          1993 10-K
                        between the Company and Fred Zeidman

 10.8                   Investment Agreement dated as of June 24, 1993          1993 10-K
                        between the Company and Fred Zeidman

 10.9                   Definitive Agreement for Compounding Services           1995 10-KSB
                        between Chemtrusion, Inc. and Mytex Polymers
                        (Confidential Treatment has been requested
                        and obtained from the Securities and Exchange
                        Commission with respect to certain portions of
                        this Agreement through May 15, 2001)

 21.1                   Subsidiaries                                            Filed Herewith

 23.1                   Consent of BDO Seidman, LLP to incorporation by         Filed Herewith
                        reference of their opinion into filed
                        registration statements

(b) Reports of Form 8-K: None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1999.

                                  INTERSYSTEMS, INC.


                                  By:/s/ Fred S. Zeidman
                                    ---------------------------------
                                    Fred S. Zeidman
                                    President,
                                    Chief Executive Officer

                                  By:/s/ Wm. Chris Mathers
                                    ---------------------------------
                                    Wm. Chris Mathers
                                    Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman        Chairman of the Board            March 24, 1999
----------------------------
Herbert M. Pearlman



/s/ Fred S. Zeidman           Director, President and           March 24, 1999
----------------------------  Chief Executive Officer
Fred S. Zeidman


/s/ Daniel T. Murphy          Director                          March 24, 1999
----------------------------
Daniel T. Murphy


/s/ David S. Lawi             Director, Secretary               March 24, 1999
----------------------------
David S. Lawi


/s/ Walter M. Craig, Jr.      Director                          March 24, 1999
----------------------------
Walter M. Craig, Jr.


/s/ John E. Stieglitz         Director                          March 24, 1999
----------------------------
John Stieglitz


/s/ William Lurie             Director                          March 24, 1999
----------------------------
William Lurie

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

INTERSYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheet as of December 31, 1998..........   F-3
Consolidated Statements of Income for the Years Ended
   December 31, 1998 and 1997...............................   F-4
Consolidated Statements of Comprehensive Income for
   the Years Ended December 31, 1998 and 1997...............   F-5
Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1998 and 1997...........   F-6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997...............................   F-7
Notes to Consolidated Financial Statements..................   F-8-F-24

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
 InterSystems, Inc.
 Houston, Texas

We have audited the accompanying consolidated balance sheet of InterSystems, Inc. as of December 31, 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                 BDO Seidman, LLP


Houston, Texas
February 19, 1999

                              INTERSYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  1998
                                                                --------
                      Assets
                      ------
Current Assets:
 Cash and cash equivalents...................................   $   133
 Marketable equity securities................................        94
 Trade receivables, less allowance of $50 (Notes 4 and 5)....     3,329
 Inventories (Notes 2, 4 and 5)..............................     2,273
 Time deposits (Note 10).....................................       123
 Prepaid expenses and other..................................       360
                                                                -------
   Total Current Assets......................................     6,312

Property, equipment and leasehold improvements, net
 (Notes 3, 4 and 5)..........................................    23,479
Other assets.................................................       262
                                                                -------
                                                                $30,053
                                                                =======

         Liabilities and Shareholders' Equity
         ------------------------------------

Current Liabilities:
 Short-term notes payable and advances (Note 4)..............   $ 2,405
 Current portion of long-term debt (Note 5)..................     2,332
 Accounts payable............................................     1,459
 Accrued expenses (Notes 10(c) and 11).......................     1,528
                                                                -------
   Total Current Liabilities.................................     7,724

Long-term debt, less current maturities (Note 5).............    17,806
Subordinated debentures (Note 7).............................       642
                                                                -------
   Total Liabilities.........................................    26,172
                                                                -------
Commitments and Contingencies (Notes 9 and 10)
Shareholders' Equity (Note 9):
 Preferred stock, $.01 par value, 5,000 shares authorized;
   -0- shares issued and outstanding.........................         -
 Common stock, $.01 par value, 20,000 shares authorized;
   7,916 shares issued and outstanding.......................        79
 Additional paid-in capital..................................     7,769
 Accumulated other comprehensive loss........................       (96)
 Deficit.....................................................    (3,617)
 Treasury stock, 88 shares at cost...........................      (154)
 Note receivable for sale of stock (Note 8(f))...............      (100)
                                                                -------
   Total Shareholders' Equity................................     3,881
                                                                -------
                                                                $30,053
                                                                =======

         See accompanying notes to consolidated financial statements.

                              INTERSYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1998       1997
                                                   ----       ----
Net sales (Notes 10(a) and 13).................   $33,322    $27,008
Cost of sales..................................    23,834     18,429
                                                  -------    -------
         Gross profit..........................     9,488      8,579
Selling, general and administrative expenses...     7,429      6,519
Management fees to affiliate (Note 8(d)).......         -         15
Interest income................................        (9)        (9)
Interest expense...............................     1,639      1,643
Other..........................................       (14)        (8)
                                                  -------    -------
         Income from continuing operations.....       443        419
                                                  -------    -------
Gain on disposal of Tropical
    Systems, Inc. (Note 11)....................         -        150
                                                  -------    -------

         Income from discontinued operations...         -        150
                                                  -------    -------

         Net Income............................   $   443    $   569
                                                  =======    =======
Net income per common share (Note 1):

    Net income per common share:
         Basic:
           Continuing operations...............   $   .06    $   .06
           Gain on disposal....................         -        .02
                                                  -------    -------
                                                  $   .06    $   .08
                                                  =======    =======
         Assuming dilution:
           Continuing operations...............   $   .05    $   .06
           Gain on disposal....................         -        .02
                                                  -------    -------
                                                  $   .05    $   .08
                                                  =======    =======
Weighted average number of common shares
  outstanding - basic..........................     7,798      6,746
                                                  =======    =======
Weighted average number of common shares
  outstanding - assuming dilution..............     8,156      7,086
                                                  =======    =======

         See accompanying notes to consolidated financial statements.

                              INTERSYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (IN THOUSANDS)

                                                               1998    1997
                                                              ------   -----

Net income.................................................   $ 443    $ 569

Other comprehensive income:
 Unrealized gain (loss) on available-for-sale securities...    (127)      31
                                                              -----    -----

Comprehensive income.......................................   $ 316    $ 600
                                                              =====    =====

         See accompanying notes to consolidated financial statements.

                              INTERSYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                    ACCUMULATED
                                                                                                                       OTHER
                                                                         COMMON STOCK             ADDITIONAL       COMPREHENSIVE
                                                                    -----------------------         PAID-IN           INCOME
                                                                    SHARES          AMOUNT          CAPITAL           (LOSS)
                                                                    -----------------------       -----------      --------------
Balance at December 31, 1996.....................                    6,378,164   $       64           $3,456        $      -

Common stock issued with exercise
  of warrants (Note 9(a))........................                      100,000            1              179               -
Issuance of common stock options
  for services (Note 9(b)).......................                            -            -               96               -
Sale of common stock.............................                       60,000            1               67               -
Common stock issued for repayment
  of accrued liabilities (Note 8(e)).............                       36,000            -               36               -
Common stock issued for services.................                       48,000            -               35               -
Reclassification of common stock
  no longer subject to redemption
  (Note 9(a))....................................                            -            -            2,077               -
Purchase of treasury stock.......................                            -            -                -               -
Common stock issued for directors fees...........                        5,424            -                6               -
Unrealized gain on available for sale
  securities.....................................                            -            -                -              31
Common stock issued for repayment of
  accrued liabilities (Note 8(c))................                      109,000            1              108               -
Conversion of 10% subordinated
  debentures (Note 7)............................                      363,636            4              585               -
Conversion of 8% subordinated
  debentures (Note 7)............................                      743,107            7            1,033               -
Net income.......................................                            -            -                -               -
                                                                     ---------   ----------           ------        --------

Balance at December 31, 1997.....................                    7,843,331           78            7,678              31

Sale of common stock.............................                       70,000            1               85               -
Common stock issued for directors fees...........                        3,127            -                6               -
Purchase of treasury stock.......................                            -            -                -               -
Sale of treasury stock...........................                            -            -                -               -
Unrealized loss on available for
 sale securities.................................                            -            -                -            (127)

Net income.......................................                            -            -                -               -
                                                                     ---------   ----------           ------        --------
Balance at December 31, 1998.....................                    7,916,458   $       79           $7,769        $    (96)
                                                                     =========   ==========           ======        ========



                                                                                                                           TOTAL
                                                                                                         NOTE          SHAREHOLDERS
                                                                              TREASURY STOCK          RECEIVABLE           EQUITY
                                                                            -----------------           FOR SALE          (CAPITAL
                                                            DEFICIT         SHARES     AMOUNT           OF STOCK          DEFICIT)
                                                            -------         -----------------         -----------      ------------

Balance at December 31, 1996.....................            $(4,604)           -      $    -            $ (100)        $(1,184)

Common stock issued with exercise
  of warrants (Note 9(a))........................                  -            -           -                 -             180
Issuance of common stock options
  for services (Note 9(b)).......................                  -            -           -                 -              96
Sale of common stock.............................                  -            -           -                 -              68
Common stock issued for repayment
  of accrued liabilities (Note 8(e)).............                  -            -           -                 -              36
Common stock issued for services.................                  -            -           -                 -              35
Reclassification of common stock
  no longer subject to redemption
  (Note 9(a))....................................                  -            -           -                 -           2,077
Purchase of treasury stock.......................                  -      102,060        (180)                -            (180)
Common stock issued for directors fees...........                  -            -           -                 -               6
Unrealized gain on available for sale
  securities.....................................                  -            -           -                 -              31
Common stock issued for repayment of
  accrued liabilities (Note 8(c))................                  -            -           -                 -             109
Conversion of 10% subordinated
  debentures (Note 7)............................                  -            -           -                 -             589
Conversion of 8% subordinated
  debentures (Note 7)............................                  -            -           -                 -           1,040
Net income.......................................                569            -           -                 -             569
                                                             -------      -------      ------            ------         -------
Balance at December 31, 1997.....................             (4,035)     102,060        (180)             (100)          3,472

Sale of common stock.............................                  -            -           -                 -              86
Common stock issued for directors fees...........                  -            -           -                 -               6
Purchase of treasury stock.......................                  -       33,000         (52)                -             (52)
Sale of treasury stock...........................                (25)     (46,666)         78                 -              53
Unrealized loss on available for
 sale securities.................................                  -            -           -                 -            (127)
Net income.......................................                443            -           -                 -             443
                                                             -------      -------      ------            ------         -------
Balance at December 31, 1998.....................            $(3,617)      88,394      $ (154)           $ (100)        $ 3,881
                                                             =======      =======      ======            ======         =======

         See accompanying notes to consolidated financial statements.

                              INTERSYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (Note 12)


                                                           1998       1997
                                                         --------   --------
Cash flows from operating activities:
 Net income...........................................   $   443    $   569
                                                         -------    -------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.....................     1,882      1,729
    Loss on disposal of equipment.....................         -          7
    Provision for losses on accounts receivable.......        24         29
    Gain on disposal of Tropical Systems, Inc.........         -       (150)
    Changes in assets and liabilities:
     Decrease (increase) in:
       Trade receivables..............................      (191)      (568)
       Inventories....................................       (79)      (573)
       Due from affiliate.............................         -         25
     Increase (decrease) in:
       Accounts payable and accrued expenses..........      (333)       494
       Net liabilities from discontinued operations...         -       (220)
    Other changes - net...............................       (45)      (100)
                                                         -------    -------
         Total adjustments............................     1,258        673
                                                         -------    -------
         Net cash provided by operating activities....     1,701      1,242
                                                         -------    -------
Cash flows from investing activities:
 Purchases of fixed assets............................    (3,925)    (2,504)
 Purchase of time deposits............................       (13)         -
 Purchase of marketable securities....................       (73)         -
                                                         -------    -------
         Net cash used in investing activities........    (4,011)    (2,504)
                                                         -------    -------
Cash flows from financing activities:
 Net proceeds (repayment) on lines of credit and
  other short-term borrowings.........................      (402)     1,094
 Proceeds from long-term debt obligations.............     3,977      2,851
 Purchase of treasury stock...........................       (52)       (63)
 Sale of treasury stock...............................        53          -
 Payments under capital lease obligations.............      (499)    (1,288)
 Payments under various long-term debt obligations....    (1,522)    (2,152)
 Proceeds from sale of common stock...................        86        248
                                                         -------    -------
         Net cash provided by financing activities....     1,641        690
                                                         -------    -------
Net decrease in cash and cash equivalents.............      (669)      (572)
Cash and cash equivalents, beginning of year..........       802      1,374
                                                         -------    -------
Cash and cash equivalents, end of year................   $   133    $   802
                                                         =======    =======

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

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms and their dispersion across geographic areas, see Note 13 for major customer.

  At December 31, 1998, the Company had cash deposits in financial institutions that exceeded the federally insured deposit limit by approximately $99,000.


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

  The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.


MARKETABLE EQUITY SECURITIES

  The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). In accordance with SFAS 115, the Company has classified marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 1998, the Company had marketable securities totalling $93,696 with an unrealized loss of $95,804.


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


EARNING PER COMMON SHARE

  The Company provides basic and dilutive earnings per common share information for each year presented. The basic net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings per share assuming dilution for the year ended December 31, 1998 and 1997 (in thousands):

                                                              1998       1997
                                                            --------   --------
                                                            (Shares)   (Shares)
Weighted average number of common shares used in
 basic earnings per share................................     7,798      6,746

Effect of dilutive securities:
 Stock options...........................................        75        215
 Stock warrants..........................................       283        125
                                                              -----      -----
Weighted number of common shares and dilutive potential
 common stock used in diluted earnings per share.........     8,156      7,086
                                                              =====      =====

     For the year ended December 31, 1998 and 1997, there was no adjustment to income available to common shareholders used in computing earnings per share assuming dilution because the convertible debentures were anti-dilutive.

     For the years ended December 31, 1998 and 1997, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                             1998    1997
                                                             -----   -----
            Stock options.................................     400     970
            Stock warrants................................   1,785   1,777
            Shares issuable on conversion of debentures...     513     513
                                                             -----   -----
                                                             2,698   3,260
                                                             =====   =====
LEASE ACCOUNTING

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

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified to conform with the 1998 financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.


NOTE 2 - INVENTORIES
     Inventories consisted of the following at December 31, 1998 (in thousands):

                                                Amount
                                                ------
Raw materials and component parts...........    $1,232
 Finished goods.............................     1,041
                                               -------
                                               $ 2,273
                                               =======

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following at December 31, 1998:

                                                                Estimated
                                                                 Useful
                                                                  Lives           Amount
                                                                 --------     -------------
                                                                 (Years)      (In Thousands)
Land.............................................................                  $   593
 Buildings.......................................................   15-40            9,210
 Machinery and equipment.........................................   10-15           14,199
 Other equipment.................................................     3-7            2,246
 Equipment leased to others......................................     3-8              851
 Leasehold improvements..........................................    3-15              704
 Railroad track..................................................      14              421
 Equipment under capital leases..................................   10-15            2,962
 Furniture and fixtures..........................................     3-7              143
 Construction-in-progress; estimated cost to complete $1,008,000.       -            1,240
                                                                                   -------
                                                                                    32,569
 Less:  Accumulated depreciation and amortization,
  of which $682,000 relates to leased equipment..................                    9,090
                                                                                   -------
                                                                                   $23,479
                                                                                   =======

     InterSystems Nebraska leases grain sampling equipment to certain of its customers under operating leases with initial terms of three years. The leases contain provisions for minimum annual rentals plus contingent usage rentals. Contingent lease revenues were $208,000 and $231,000 in 1998 and 1997, respectively. At December 31, 1998, the approximate aggregate minimum rentals to be received in future years are $189,000 in 1999, $80,000 in 2000 and $49,000 in 2001.

     During 1998 and 1997, Chemtrusion capitalized interest expense totalling approximately $35,000 and $17,000, respectively, in association with the construction of the Jeffersonville, Indiana facility.

NOTE 4 - SHORT-TERM NOTES PAYABLE AND ADVANCES

     At December 31, 1998, InterSystems Nebraska had a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon a borrowing base (as defined) and is due on demand. At December 31, 1998, the borrowing base under this agreement was approximately $2,267,000 with borrowings outstanding of $1,185,000 bearing interest at the bank's base rate plus .5% (8.25% at December 31, 1998). InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt. The net book value of the collateral totalled approximately $5,707,000 at December 31, 1998. The agreement subjects InterSystems Nebraska to certain covenant requirements that include, among other things, maintenance of minimum net worth, working capital, liabilities to net worth ratio and also limits the amounts of capital expenditures, payments to affiliates, indebtedness and management fees. In addition, InterSystems, Inc., a Delaware corporation, has guaranteed repayments of the debt.

     At December 31, 1998, Chemtrusion had advances payable to a non-related joint venture totalling $1,220,520 under a construction loan agreement bearing interest at 7%. The advances were used to acquire additional equipment for the Jeffersonville, Indiana facility. The Company and the non-related joint venture are currently working on the finalization of the term loan agreement which is expected to have similar terms as the original agreement and subsequent financing agreements with the non-related joint venture to construct and add additional equipment and improvements at the Jeffersonville, Indiana facility (see Note 5). All advances have been classified as current at December 31, 1998. Upon execution of the term agreement, a portion of this debt will be classified as long-term.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1998:

                                                                                                Amount
                                                                                                -------
                                                                                            (In Thousands)
          7% term note payable to a non-related joint venture with interest only payable through January 1999, thereafter monthly
            installments of $137,473 including interest, through
            December 2011, secured by the Jeffersonville, Indiana facility.......               $11,877
          7% term note payable to a non-related joint venture, payable $25,560 monthly including interest, through December 2011, secured by
            certain equipment at the Jeffersonville, Indiana facility............                 2,506
          Prime plus 1-1/2 (9.25% at December 31, 1998) term note, payable
            $24,320 monthly plus interest, through March 2002, secured by
            equipment............................................................                   997
          9.31% term note, payable $7,893 monthly, including interest,
            through July 2004, secured by equipment..............................                   615
          8.82% term note, payable $3,750 monthly, plus interest,
            through July 2002, at which time the remaining balance
            is due, secured by land..............................................                   537
          Term note payable to a non-related joint venture, interest payable
            monthly at 7%, principal due December 2011, unsecured................                   450
          7% term note payable to a non-related joint venture, payable $3,976 monthly including interest, through December 2011, secured by
            land improvements at the Jeffersonville, Indiana facility............                   398
          Prime plus 1% (8.75% at December 31, 1998) note payable,
            payable $6,667 monthly, plus interest through April 2003,
            secured by equipment and guaranteed by the Company...................                   345
          Revolving credit agreement with a bank with maximum borrowings of
            $300,000, interest payable monthly at Prime plus 1.0%,
            (8.75% at December 31, 1998), principal due April 2000, secured by inventory and accounts receivable and guaranteed by
            the Company..........................................................                   300
          Obligations under capital lease........................................                 2,038
          Other obligations......................................................                    75
                                                                                                -------
                Total............................................................                20,138
          Less: Current maturities...............................................                 2,332
                                                                                                -------
                Total long-term debt.............................................               $17,806
                                                                                                =======

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The 9.31% and 8.82% term notes outstanding at December 31, 1998 are collateralized by InterSystems' Nebraska accounts receivable, inventories and equipment. In accordance with the loan agreements, InterSystems Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. In addition, the Company has guaranteed the debt and has pledged InterSystems' Nebraska stock as additional collateral.

     Chemtrusion's $300,000 revolving credit agreement is subject to certain covenant requirements that, among other things, require maintenance of a minimum net worth, debt to equity ratio, and cash flow to debt coverage ratio. At December 31, 1998, Chemtrusion was in violation of the debt to equity ratio and obtained a waiver of the covenant from the bank through June 30, 1999. Accordingly, at December 31, 1998 the borrowings have been classified as short-term.

     InterSystems, Inc. and Chemtrusion leased certain machinery and equipment under capital leases expiring through 2002. At December 31, 1998, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                           Amount
                                                           ------
        1999............................................   $  728
        2000............................................      648
        2001............................................      736
        2002............................................      237
                                                           ------
        Total minimum lease payments....................    2,349
        Less: Amount representing interest
         calculated at the incremental borrowing rate...      311
                                                           ------
        Present value of net minimum lease payments.....    2,038
        Less: Current portion...........................      577
                                                           ------
        Long-term portion of capital leases.............   $1,461
                                                           ======

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

     The net book value of machinery and equipment under capital lease at December 31, 1998 was approximately $2,579,000.

     Future maturities of long-term debt at December 31, 1998, including capital leases summarized above are: 1999 - $2,332,000; 2000 - $2,369,000; 2001 -
$2,260,000; 2002 - $2,085,000; 2003 - $1,289,000; and $10,103,000, thereafter.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Net deferred income tax asset (liability) consisted of the following at December 31, 1998 (in thousands):

                                                          Amount
                                                         ---------
     Net operating loss carryforwards.................    $  2,612
     Tax basis in excess of assets acquired
        (InterSystems Nebraska).......................         133
     Expenses accrued for financial reporting
        purposes not deducted for tax purposes, net...         213
     Tax credit carryforwards.........................          98
                                                         ---------
     Deferred tax asset...............................       3,056

     Valuation allowance..............................      (1,588)
                                                         ---------
     Net deferred tax asset...........................       1,468

     Deferred tax liability - depreciation............      (1,468)
                                                         ---------
     Net deferred income tax asset (liability)........   $       -
                                                         =========

     For the years ended December 31, 1998 and 1997, the income tax expense differs from the amount of income tax expense determined by applying the statutory income tax rate to pre-tax income as follows:

                                      1998             1997
                                     ------           ------
                                         (In thousands)
Statutory rate....................   $ 151            $ 193
Decrease in valuation allowance...    (207)            (262)
Other - net.......................      56               69
                                     -----            -----
                                     $   -                -
                                     =====            =====

     As of December 31, 1998, the Company had for income tax purposes, net operating loss carryforwards of approximately $7,685,000, which expire in years through 2018. The Company also has general business credit carryforwards of approximately $98,000. The general business credits can be carried forward indefinitely, however, these credits are subject to certain future limitations in usage.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SUBORDINATED DEBENTURES

     During May 1991, the Company issued a private-placement consisting of approximately $1,837,500 of 10% convertible subordinated debentures maturing June 30, 2001 (the "10% Debentures") and 367,500 stock-purchase warrants ("placement warrants"). These warrants were subsequently exchanged on a one for one basis for dividend warrants (see Note 9(d)). At December 31, 1998, the Company had 10% debentures totalling $642,000, net of discounts of $8,000, payable to affiliates. The 10% Debentures aggregating $650,000 are currently convertible into the Company's common stock at a per share price of $1.27, reduced from the original conversion rate of $2.50, due to dilutive provisions and other reductions in the conversion price in prior years. The debt is subordinate to the senior debt of the Company, as defined. Debentures totalling $640,000 were converted in 1997, at conversion rates ranging from $1.27 to $1.76, less deferred offering costs and original discounts totalling $51,000. Also, during 1997, debentures totalling $30,000 were forfeited by Helm as partial payment of amounts due the Company from Helm (see Note 8(a)). The 10% Debentures also contain anti-dilution provisions entitling the holders to receive the number of dividend warrants they would have been entitled to receive had they converted all of the 10% Debentures held on the record date of the warrant dividend (see Note 9(d)); however, dividend warrants are only payable on the 10% Debentures if they are converted into common stock.

     In connection with the acquisition of InterSystems Nebraska in 1993, the Company issued $2,100,000 aggregate principal amount of 8% convertible subordinated debentures maturing August 31, 2003 (the "8% Debentures"), which were then exchanged by Helm to retire Helm's outstanding debentures. Debentures totalling $1,040,350 were converted in 1997 at a conversion rate of $1.40. As of December 31, 1997 all the 8% debentures were converted.

NOTE 8 - RELATED PARTY TRANSACTIONS

     (a) As of December 31, 1998 and 1997, Helm owned approximately 15% and 16%, respectively, of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totalled $58,000 and $55,000 in 1998 and 1997, respectively. During 1997, the Company received 169,565 shares of Helm common stock with an estimated fair value totalling $117,000, forfeiture of $30,000 of debentures payable to Helm, the return of 70,060 shares of the Company's common stock held by Helm and cash of $136,000 as payment on amounts due from Helm.

     (b) During 1998, the Company purchased 145,000 shares of common stock in Teletrak Environmental Systems, Inc. ("Teletrak") for $72,500. Teletrak is affiliated with the Company by common directors and shareholders. This investment is accounted for as marketable securities available-for-sale.

     (c) During 1995, Tropical entered into an agreement with an affiliated company (the Purchaser), which is 14% owned by Helm, to sell certain accounts
receivable without recourse.   Effective with Tropical ceasing operations on
September 30, 1996, the agreement was terminated. During 1997, the Company issued 109,000 shares of its common stock for payment of liabilities due the affiliated company. For the year ended 1997, Tropical incurred fees totalling $9,000, which have been included in loss from discontinued operations.

     (d) Interpak Holdings, Inc. ("Interpak"), a former subsidiary of Helm (and a former subsidiary of the Company), provided management services to Chemtrusion. The allocated expenses, for such management services, based on certain formulas which management deems to be reasonable, amounted to $15,000 for 1997. In addition, during 1997, Interpak paid certain operating expenses on behalf of the Company. At December 31, 1998, the Company had a balance due to Interpak totalling $7,000 for these expenses. In July 1997, Helm sold Interpak and management services provided to Chemtrusion ceased.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (e) During 1996, the Company had borrowings outstanding under a line of credit with an affiliated company, which were repaid in February 1996 and the agreement was terminated. The line of credit provided a maximum borrowing of $450,000 and bore interest at 25%. During 1997, the Company issued 36,000 shares of the Company's common stock for payment of accrued interest totalling $36,000 under this line of credit agreement.

     (f) In 1993, the Company sold 200,000 shares of common stock at $1.00 per share to its new President in connection with his employment; $100,000 was paid in cash and the Company received a note in the principal amount of $100,000 with interest at the lesser of 12% per annum or the prime rate. For the years ended December 31, 1998 and 1997, the Company earned interest on the note receivable totalling $8,000. At December 31, 1998, unpaid interest totalled $45,000 under this note agreement.


NOTE 9 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

     (a) During the year ended December 31, 1996, the Company completed a private placement of 1,560,000 shares of the Company's common stock and 780,000 common stock purchase warrants. Proceeds from the placement totalled $2,145,000. Each unit offered for sale consisted of 40,000 shares of the Company's common stock, priced at the average of the closing price of the common stock during the ten trading days preceding the Board of Directors' approval of the placement, and 20,000 common stock purchase warrants for a total price of $55,000, per unit. The warrants are exercisable beginning July 15, 1996, through January 15, 2000 at an exercise price of $1.80 per share, the warrants may be called by the Company at $.5 per warrant if during the three year period following August 9, 1996, the effective date of the Registration Statement covering the shares and the shares underlying the warrants, the closing price of the Company's common stock equals or exceeds $2.50 per share for at least thirty consecutive trading days. During 1997, 100,000 of these warrants were exercised and at December 31, 1998 none of the remaining 680,000 warrants outstanding were eligible for redemption by the Company.

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

     In association with the private placement, the Company issued 150,000 common stock purchase warrants to certain officers and directors of the Company. The warrants are exercisable upon issuance through October 29, 2001 at an exercise price of $1.375 per share. As of December 31, 1998 no warrants had been exercised.

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

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to
Employees" (APB opinion 25).   During the years ended December 31, 1998 and
1997, all options issued to employees were granted at an exercise price which equalled the market price per share at date of grant, accordingly, no compensation was recorded. During 1998, certain options previously granted had a modification of their exercise price and expiration date which constitutes a new issuance of options in accordance with APB opinion 25. The modified exercise price equalled or exceeded the market price per share at this modification date, accordingly, no compensation was recorded.

  SFAS No. 123 requires the Company to provide pro forma information regarding net income applicable to common shareholders and net income per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 as follows:

                                   1998              1997
                              ---------------   --------------
     Dividend yield........                0%               0%
     Expected volatility...               61%     45.0% to 50%
     Risk free interest....    4.34% to 5.58%   6.21% to 6.39%
     Expected lives........   3.75 to 5 yrs.           5 years

     Under the accounting provisions of SFAS Statement 123, the Company's net income applicable to common shareholders and income per share for 1998 and 1997 would have been decreased to the pro forma amounts indicated below:

     Net income applicable to common shareholders (in thousands):

                                             1998    1997
                                            ------   -----
              As reported................   $ 443    $ 569
                                            =====    =====
              Pro forma..................   $ (41)   $ 442
                                            =====    =====

          Net income (loss) per share:
              Basic:
                 As reported.............   $ .06    $ .08
                                            =====    =====
                 Pro forma...............   $(.01)   $ .07
                                            =====    =====

          Assuming dilution:
                 As reported.............   $ .05    $ .08
                                            =====    =====
                 Pro forma...............   $(.01)   $ .07
                                            =====    =====

     Due to the fact that the Company's stock option plans vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS Statement 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1998 and 1997.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's stock options to employees as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                       1998                    1997
                                                              ------------------------  ------------------------
                                                                             Weighted                  Weighted
                                                                             Average                   Average
                                                                             Exercise                  Exercise
                                                                 Shares       Price        Shares       Price
                                                              ------------   --------   ------------   --------
    Outstanding at beginning of year.............                 589,500     $  2.02       104,431     $  2.60
    Reissued for repricing.......................                  10,000        1.50             -           -
    Granted......................................                 529,000        2.13       539,000        2.09
    Exercised....................................                       -           -             -           -
    Surrendered for repricing....................                (529,000)       2.13             -           -
    Expired......................................                    (500)       8.20       (53,931)       4.00
                                                                 --------     -------       -------    --------
    Outstanding at end of year...................                 599,000     $  1.47       589,500     $  2.02
                                                                 ========     =======       =======    ========
    Options exercisable at year-end..............                 417,830     $  1.46       228,370     $  1.92
                                                                 ========     =======       =======    ========
    Weighted average fair value of
     options granted during the
     year........................................                             $   .43                   $  1.06
                                                                              =======                  ========


     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                             Weighted
                              Average
                            Remaining    Weighted                  Weighted
                 Number   Contractual     Average        Number     Average
Exercise    Outstanding          Life    Exercise   Exercisable    Exercise
Price       At 12/31/98        (Years)      Price   at 12/31/98       Price
---------   -----------   -----------    --------   -----------    --------
$1.25            50,000          4.76     $  1.25        50,000     $  1.25
$1.1875          20,000          3.67     $1.1875        13,400     $1.1875
$1.50           529,000          3.67     $  1.50       354,430     $  1.50

    As a result of certain anti-dilution provisions provided for within the options, the exercise price of the options issued prior to December 1990 may be subject to reduction.

    In accordance with SFAS Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

    During 1997, the Company issued 560,000 stock warrants to consultants for services rendered and debt financing with a fair value of $202,000 at the grant date as calculated using the Black-Scholes option - pricing model. These warrants vested in 1997 and have exercise prices ranging from $1.00 to $1.375 and expire through July 2002. At December 31, 1998, none of these options have been exercised.

     (c) In 1995, the Company granted to certain directors, options to purchase 40,000 shares of common stock at an exercise price of $1.625 which equaled the current market price of the Company's common stock at the date of grant. These options vest 50% on the date of grant and 25% on the next two anniversaries of the grant and may be exercised at any time through December 2000. No options have been exercised as of December 31, 1998.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 1993, the Company granted to its new President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and were exercisable at any time through June 1998. No options had been exercised as of June 1998. During 1998, these options were repriced with an exercise price of $2.25 and $2.75 and the exercisable date was extended through June 2003. No options have been exercised as of December 31, 1998. These modifications constitutes a new issuance of options in accordance with APB opinion 25. The modified exercise price equalled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

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

     (e) At December 31, 1998, shares reserved for future issuance are as follows:

                                                                 Shares
                                                                ---------
          Conversion of Debentures...........................     512,990
          Shares reserved for stock option plan, including
            599,000 options outstanding......................     635,000
          Stock options outstanding..........................     440,000
          Warrants to purchase common stock..................   2,919,852
                                                                ---------
          Total shares reserved for issuance.................   4,507,842
                                                                =========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

  (a) On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totalled approximately $12,788,000, with the interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was completed and on line as of October 15, 1996. On January 31, 1997, the joint venture provided the permanent financing for the facility (see Note 5). In addition, during 1998 the joint venture provided additional financing for additional equipment and improvement to the facility (see Note 5).

  Chemtrusion operates the plant exclusively for the joint venture under an initial term of five years, with the joint venture having an option to renew the agreement for two additional five year terms. In accordance with the agreement, Chemtrusion bills the joint venture on a monthly basis for the plant's operating costs, including capital recovery and interest, along with a management fee.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The capital recovery and interest portion of the billings discussed above is for the debt service in accordance with the long-term debt agreements between Chemtrusion and the joint venture (see Note 5). The terms of the permanent financing agreement requires interest payments only for the first two years, accordingly, Chemtrusion has recorded billings to the joint venture for deferred capital recovery costs. This billing represents depreciation expense as it is being incurred by Chemtrusion during the two year period and thereafter, until such time as the depreciation expense equals or exceeds the principal reduction on the note payable in accordance with the terms of the note agreement, at which time the deferred capital recovery costs will begin to reverse as reduction of the outstanding debt over the remaining term of the note. At December 31, 1998, the balance of the deferred capital recovery costs totalled approximately $2,123,000 and is recorded as a reduction of the outstanding debt due to the joint venture.

  In addition, the 1998 financing agreement between Chemtrusion and the joint venture contain similar billings by Chemtrusion to the joint venture for capital recovery and interest. At December 31, 1998, the balance of the deferred capital recovery costs for the additional equipment and improvement financing totalled approximately $116,000 and is recorded as a reduction of the outstanding debt due to the joint venture.

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

  (b) The Company is obligated under various long-term noncancelable operating leases, for office and warehouse facilities, certain vehicles and office equipment expiring through 2003 at minimum annual rentals as follows (in thousands):
                              Amount
                              ------
           1999............   $  671
           2000............      586
           2001............      418
           2002............      119
           2003............       18
                              ------
                              $1,812
                              ======

  Rent and lease expense for all short-term and long-term operating leases were $798,000 and $689,000 for the years ended December 31, 1998 and 1997, respectively.

  (c) In connection with the purchase of InterSystems Nebraska, the Company is obligated to pay Helm a royalty on the sale of certain products. Royalties to Helm totalled approximately $12,000 and $8,000 for 1998 and 1997, respectively. At December 31, 1998, InterSystems Nebraska had a balance due Helm totalling $13,000 for royalties.

  (d) The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $103,000 and $84,000 for the years ended December 31, 1998 and 1997, respectively.

  (e) At December 31, 1998, InterSystems Nebraska had various letters of credit outstanding totalling $123,000. The letters of credit expire July 31, 1999 and are collateralized by certificates of deposit.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  At December 31, 1998, the net liabilities of discontinued operations totalling $61,072 consisted of accrued liabilities. For the year ended December 31, 1997, the gain on disposal of Tropical totalling $150,000 primarily represented an over accrual of the prior year estimated loss on disposal.

NOTE 12 - STATEMENTS OF CASH FLOWS

                                                                         December 31,  December 31,
                                                                             1998         1997
                                                                         ------------  ------------
                                                                              (In thousands)
Supplemental disclosures of cash flow information:

    Interest paid.....................................................        $1,630       $1,703
                                                                              ======       ======
    Income taxes paid.................................................        $   23       $   17
                                                                              ======       ======
Non-cash transactions relating to investing activities:

    Helm stock received as payment on receivable due from Helm........        $    -       $  117
                                                                              ======       ======
    Return of the Company's common stock held by Helm as
      payment on receivable due from Helm.............................        $    -       $  117
                                                                              ======       ======
    Helm's forfeiture of 10% debentures for payment on
      receivable due from Helm........................................        $    -       $   30
                                                                              ======       ======
    Unrealized holding gain (loss) on available for sale securities...        $ (127)      $   31
                                                                              ======       ======
Non-cash transactions relating to financing activities:

    Conversion of debentures into common stock........................        $    -       $1,629
                                                                              ======       ======
    Capital lease obligation..........................................        $  299       $1,517
                                                                              ======       ======
    Common stock no longer subject to redemption......................        $    -       $2,077
                                                                              ======       ======
    Common stock issued for repayment of liabilities of
      discontinued operations.........................................        $    -       $  109
                                                                              ======       ======
    Costs associated with issuance of options.........................        $    -       $  202
                                                                              ======       ======
    Common stock issued for repayment of accrued liabilities..........        $    6       $   42
                                                                              ======       ======
    Common stock issued for loan fees.................................        $    -       $   35
                                                                              ======       ======

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - MAJOR CUSTOMERS AND FOREIGN SALES

  The Company's custom compounding business segment had sales to a single customer in 1998 and 1997, totalling approximately $7,174,000 and $6,254,000, respectively. In 1998, InterSystems Nebraska had sales to a single customer located in Romania totalling approximately $4,446,000.


NOTE 14 - BUSINESS SEGMENTS

    The Company's management has defined its operating segments by the type of products and services provided and the related industries. Accordingly, the Company has two reportable business segments, as noted below:

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

                                                         For the Year Ended
                                                             December 31,
                                                           1998       1997
                                                         -------    -------
                                                          (In thousands)
Revenues from unaffiliated customers:
 Plastic resins.....................................     $11,505    $10,704
 Industrial products................................      21,817     16,304
                                                         -------    -------
   Total revenues...................................     $33,322    $27,008
                                                         =======    =======
Operating profit:
 Plastic resins.....................................     $ 1,515    $ 2,007
 Industrial products................................       1,594        892
                                                         -------    -------
   Total operating profit...........................       3,109      2,899
                                                         -------    -------
Expenses and other:
 General and administrative expense - parent........      (1,036)      (846)
                                                         -------    -------
 Interest expense:
  Plastic resins....................................       1,223      1,057
  Industrial products...............................         251        283
  Corporate.........................................         165        303
                                                         -------    -------
   Total interest expense...........................      (1,639)    (1,643)
                                                         -------    -------
 Interest income:
  Plastic resins....................................           -          -
  Industrial products...............................           -          -
  Corporate.........................................           9          9
                                                         -------    -------
   Total interest expense...........................           9          9
                                                         -------    -------
 Income from continuing operations..................     $   443    $   419
                                                         =======    =======

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             As of
                                                           December
                                                              31,
                                                             1998
                                                           --------
                                                        (In thousands)
Identifiable assets:
 Plastic resins.......................................     $23,124
 Industrial products..................................       5,883
 Corporate............................................       1,046
                                                           -------
                                                           $30,053
                                                           =======


                                          For the year December 31,
                                            1998             1997
                                          -------          -------
                                                (In thousands)

Capital expenditures:
 Plastic resins..................         $ 4,074          $ 3,883
 Industrial products.............             110              138
 Corporate.......................              40                -
                                          -------          -------
                                          $ 4,224          $ 4,021
                                          =======          =======
Depreciation and amortization:
 Plastic resins..................         $ 1,593          $ 1,355
 Industrial products.............             160              243
 Corporate.......................             129              131
                                          -------          -------
                                          $ 1,882          $ 1,729
                                          =======          =======
Revenues by Country:(a)
 United States...................         $26,021          $25,517
 Romania.........................           4,595                -
 Canada..........................           1,406            1,000
 Other foreign countries.........           1,300              491
                                          -------          -------
                                          $33,322          $27,008
                                          =======          =======
_________________________
(a) Revenues are attributed to countries based on location of customer.