Form 10-Q
period 1999-03-31
INTERSYSTEMS INC /DE/
filed 1999-05-13
CIK 806011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF  1934

                 For the quarterly period ended March 31, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             EXCHANGE ACT OF 1934

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

As of May 3, 1999 there were 7,925,989 shares of the Company's common stock, par value $.01 per share, outstanding.

                                     INDEX

                                                                       Page
                                                                       ----


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1999 (Unaudited) and December 31, 1998                3

         Consolidated Statements of Operations (unaudited)
         for the Three Months Ended March 31, 1999 and 1998              4

         Consolidated Statements of Comprehensive Income
         Three Months Ended March 31, 1999 and 1998                      5

         Consolidated Statements of Cash Flows (Unaudited) for the
         Three Months Ended March 31, 1999 and 1998                      6

         Notes to Consolidated Interim Financial Statements            7 - 10

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10 - 13

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                              13

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                (In thousands)


                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1999         1998
                                                         -------     -------
ASSETS
------
CURRENT ASSETS:
 Cash                                                    $   202     $   133
 Marketable equity securities                                 94          94
 Trade receivables                                         3,308       3,329
 Inventories                                               3,028       2,273
 Prepaid expenses and other                                  297         360
 Time deposits                                                --         123
                                                         -------     -------
                                                           6,929       6,312

 Equipment and leasehold improvements, net                24,260      23,479
 Other assets                                                582         262
                                                         -------     -------
  Total Assets                                           $31,771     $30,053
                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving line of credit                                $ 1,845       2,405
 Current portion of long-term debt                         1,196       2,332
 Accounts payable                                          1,771       1,459
 Accrued expenses                                          1,415       1,528
 Unearned revenue                                            301          --
                                                         -------     -------
                                                           6,528       7,724

Convertible subordinated debentures                          643         642
Long term debt - net of current portion                   21,073      17,806
                                                         -------     -------
Total Liabilities                                         28,244      26,172
                                                         -------     -------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000 shares
   authorized; none issued and outstanding
 Common stock $.01 par value, 20,000
   shares authorized; 7,926
   shares issued and outstanding                              79          79
Additional paid-in capital                                 7,774       7,769
Deficit                                                   (3,973)     (3,617)
Accumulated other comprehensive loss                         (96)        (96)
Treasury stock - 91 shares at cost                          (157)       (154)
Note receivable - sale of common stock                      (100)       (100)
                                                         -------     -------
TOTAL SHAREHOLDERS' EQUITY                                 3,527       3,881
                                                         -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $31,771     $30,053
                                                         =======     =======

          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)

                                           Three months ended March 31
                                                1999            1998
                                               ------          ------

Net sales                                      $6,324          $8,187
Cost of sales                                   4,282           5,787
                                               ------          ------
     Gross Profit                               2,042           2,400

Selling, general and administrative
     expenses                                   1,792           1,770

Interest expense - net                            471             400
                                               ------          ------

     Income (loss) from operations               (221)            230

Cumulative effect of change in
  accounting principle                           (134)             --
                                               ------          ------
      Net income (loss)                        $ (355)         $  230
                                               ======          ======

Per share - basic and assuming
    dilution
  Continuing operations                        $ (.03)         $  .03
  Cumulative effect of change in
    accounting principle                         (.02)             --
                                               ------          ------
  Net income (loss)                            $ (.05)         $  .03
                                               ======          ======

Average number of common shares
outstanding                                     7,833           7,878
                                               ======          ======


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                           (In Thousands, Unaudited)


                                                  Three months ended March 31
                                                      1999               1998
                                                      ----               ----
Net income (loss)                                     $(355)             $230

Other comprehensive income:

 Unrealized holding gains arising during period          --                42
                                                      -----              ----
Comprehensive income (loss)                           $(355)             $272
                                                      =====              ====





          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)


                                                 Three months ended March 31,
                                                        1999      1998
                                                      -------    ------
Cash flows from operating activities:
 Net income (loss)                                    $  (355)   $  230
 Adjustments to reconcile net income to net cash
  Provided (used) in operating activities:
    Depreciation and amortization                         506       500
 Changes in:
  Operating working capital                              (179)     (725)
  Non-current assets and liabilities                      152      (176)
                                                      -------    ------
Net cash provided by (used in)
 operating activities                                     124      (171)
                                                      -------    ------

Net cash used in investing activities:
   Acquisition of fixed assets                         (1,708)     ( 24)
                                                      -------    ------

Cash flows from financing activities:
   Net borrowings                                         360       304
   Proceeds from long-term debt obligations             1,828        --
   Repayment of long-term debt                           (532)     (386)
   Purchase of Treasury stock                              (3)       --
   Issuance of common stock                                --        67
                                                      -------    ------
   Net cash provided by (used in)
     financing activities                               1,653       (15)
                                                      -------    ------
Net increase (decrease) in cash                            69     ( 210)
Cash at beginning of period                               133       802
                                                      -------    ------
Cash at end of period                                 $   202    $  592
                                                      =======    ======

Cash paid during the periods for:
Interest                                              $   127    $  130
Taxes                                                 $    17    $   10




          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1999

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the InterSystems, Inc. 1998 Form 10-KSB.

NOTE 2. Inventories consisted of the following at March 31, 1999 (in thousands):

        Raw materials and component parts          1,671
        Finished goods                             1,357
                                                   -----
           Total inventory                         3,028
                                                   =====

NOTE 3. The basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

        Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                      MARCH 31,    MARCH 31,
                                                         1999        1998
                                                      ----------   ---------

        Net income (loss):
         Continuing operations                           $ (221)      $  230
         Effect of change in accounting principle          (134)          --
                                                         ------       ------
         Net income (loss)                               $ (355)      $  230
                                                         ======       ======

        Weighted average shares outstanding:
         Basic weighted average shares                    7,833        7,878
         Effect of dilutive securities:
          Options and warrants                               --          445
          Shares issuable on conversion
           of debentures                                     --           --
                                                         ------       ------
         Dilutive weighted average shares                 7,833        8,323
                                                         ======       ======

                                                        March 31,  March 31,
                                                           1999      1998
                                                          ------    ------

          Earnings (loss) per common share:
           Basic and assuming dilution:
            Operations                                    $ (.03)   $  .03
            Cumulative effect of change in
             accounting principle                           (.02)       --
                                                          ------    ------
           Net income (loss)                              $ (.05)   $  .03
                                                          ======    ======

            For the period ended March 31, 1999 and 1998, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                             1999     1998
                                                            ------   ------
            Stock options                                   1,039       970
            Stock warrants                                  2,870     1,100
            Shares issuable on conversion of debentures       512       512


NOTE 4. In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." The statement is effective for fiscal Years beginning after December 15, 1998. The statement requires costs of start-up activities and organizational costs to be expensed as incurred and to write off any previously deferred expenses. The Company adopted SOP 98-5 for calendar year 1999, and accordingly, $134,000 of start-up and organizational costs at Chemtrusion have been expensed, as a cumulative effect of change in accounting principle, for the period ending March 31, 1999.

NOTE 5. The Company's management has defined its operating segments by the type of products and services provided and the related industries. Accordingly, the Company has two reportable business segments, as noted below:

             Plastic Resins Group: custom-compounding of thermoplastic resins.

             Industrial Products Group: designs, manufactures and sells equip-ment utilized by the agricultural industry in weighing or moving grain, soybeans and other agricultural products and develops, manufactures, leases and sells sampling equipment for use in hand-ling agricultural products and in manufacturing and other industries.

                                             March 31,     March 31,
                                               1999          1998
                                              ------        ------
                                                  (in thousands)
Revenues from unaffiliated customers:
 Plastic resins
  major customer                                $ 2,164     $1,640
  all others                                      1,219      1,015
 Industrial products
  foreign country - Romania                          --      1,900
  all others                                      2,941      3,632
                                                -------     ------
   Total revenues                               $ 6,324     $8,187
                                                =======     ======


Operating profit:
 Plastic resins                                 $   469     $  427
 Industrial products                                 16        468
                                                -------     ------
   Total operating profit                           485        895
                                                -------     ------

Expenses and other:
 General and administrative
  Parent                                           (235)      (265)
                                                -------     ------
 Interest expense:
  Plastic resins                                    366        300
  Industrial products                                53         68
  Corporate  (net)                                   52         32
                                                -------     ------
                                                   (471)      (400)
                                                -------     ------
 Income (loss) from operations                  $  (221)    $  230
                                                =======     ======

 Identifiable assets:
  Plastic resins                                $23,333
  Industrial products                             6,288
  Corporate                                       2,150
                                                -------
                                                $31,771
                                                =======



 Capital expenditures:
  Plastic resins                                $ 1,659
  Industrial products                                40     $   24
  Corporate                                           9          0
                                                -------     ------
                                                $ 1,708     $   24
                                                =======     ======

                                                            March 31,  March 31,
                                                              1999       1998
                                                             ------     ------
                                                              (in thousands)
                   Depreciation and amortization:
                    Plastic resins                            $ 417      $ 415
                    Industrial products                          60         56
                    Corporate                                    29         29
                                                              -----      -----
                                                              $ 506      $ 500
                                                              =====      =====

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Three Month Periods Ended March 31, 1999 and 1998
-----------------------------------------------------

Revenues for the first quarter 1999 decreased by $1,863,000 (29.5%) compared to the first quarter 1998. The decrease is entirely due to the partial recording of a large overseas export order to Romania at InterSystems Nebraska in the first quarter 1998. Without the effect of such an unusually large export order in the first quarter 1998, sales increased slightly in the first quarter 1999 as compared to the first quarter 1998. First quarter 1999 sales levels are more in line with historical levels for the Company's seasonal first quarter. Chemtrusion Texas' quarterly revenues are still being negatively impacted by the Company's commitment to two major customers that reduced their processing needs. The Company is, however, anticipating increasing production volumes over the balance of the year as a result of its new national marketing efforts to diversify its customer base.

Gross margins were 32.3% in the first quarter 1999 as compared to 29.3% in the first quarter 1998. InterSystems Nebraska's gross margin increased significantly to 30.17% in the first quarter 1999 versus 24.75% in the first quarter 1998.
The increase is a result of two independent, and unrelated, items. First, Nebraska's margins from the Romanian export order last year were significantly lower than normal because a portion of this job was manufactured by outside contractors thereby rendering InterSystems Nebraska unable to realize normal manufacturing profit. Secondly, Nebraska has benefited from more effective utilization of its production labor force in the first quarter 1999, typically slow months due to seasonality, to construct inventory for use in its peak season.

Chemtrusion's gross margin decreased to 32.8% in the first quarter 1999 as compared to 37.1% in the first quarter 1998. The decrease is primarily attributable to increased fixed costs at Chemtrusion Texas to accommodate anticipated volume increases during the balance of 1999.

Interest expense increased $71,000 in the first quarter 1999 as compared to the first quarter 1998. Interest expense at the Mytex facility increased approximately $60,000 as a result of financing charges associated with a new compounding line installed in the third quarter of 1998. Interest expense at the Mytex facility is billed to Mytex and is included in sales for the facility.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the three months ended March 31, 1999 amounted to $124,000. Included in this number is an increase (use of funds) in inventory of approximately $755,000 as a result of Nebraska's inventory build up for future sales.

The Company purchased fixed assets during the first quarter 1999 in the amount of $1,708,000. A significant portion of the fixed asset costs were for a new compounding line installed at the Mytex facility ($1,298,000), with the balance primarily used to fund improvements to a compounding line at Chemtrusion, Texas.

Net borrowings provided by financing activities amounted to $360,000. The proceeds were used primarily to finance working capital needs. The proceeds from long-term debt obligations of $1,828,000 were utilized primarily to finance the new compounding line at the Mytex facility, along with improvements made to a compounding line at Chemtrusion Texas. Repayment of long-term debt was $532,000.

Cash increased $69,000 for the period ending March 31, 1999.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Parent Company
--------------

In January 1999, the parent company arranged for short-term working capital financing. The Company executed a note in the amount of $200,000 with a private lender. The note bears interest at the rate of 15% per annum, with monthly interest payments of $2,500. The entire principal balance of $200,000 is due July 19, 1999.

InterSystems Nebraska
---------------------

InterSystems Nebraska has a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon eligible collateral and is due on demand. At March 31, 1999, borrowings of $1,545,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (8.25% at March 31, 1999). At March 31, 1999, $871,000 was
available under this line of credit. The net book value of the collateral totaled approximately $4,380,000 at March 31, 1999. Under the terms of the agreement, Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to net worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

Chemtrusion
-----------

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2002. The agreement bears interest at the bank's prime rate plus 1% (8.75% at March 31, 1999) and is collateralized by Chemtrusion's accounts receivable. As of March 31, 1999, borrowings were $300,000.

During March 1999, Chemtrusion Texas arranged for a $410,000 capital lease with a financial institution to provide for capital improvements to one of its compounding lines. The financing arrangement requires 47 monthly principal and interest payments in the amount of $9,975 each, bears interest at the rate of 10.42% per annum, and contains a purchase option of $40,000 at the end of the lease term.

In early 1999, Chemtrusion completed installation of a new line at the Mytex facility. The approximate cost of the project is $2,500,000, of which $1,298,000 was incurred in the first quarter of 1999. The finance agreement has not been finalized, but Mytex will carry the note under terms similar to prior financing agreements at the Mytex facility.

Seasonality
-----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of April 30, 1999, InterSystems' backlog was $4.5 million compared to $7.7 million as of April 30, 1998.

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

Since the Company's two subsidiaries are engaged in manufacturing activities and place heavy reliance on their production equipment, the Company has undertaken to determine whether this equipment is Year 2000 compliant. Production equipment that contains embedded systems may be unable to process date sensitive data.
Key vendors of the Company, therefore, include those from whom the subsidiaries purchase equipment. Chemtrusion has received vendor assurance that its production equipment is Year 2000 compliant. Nebraska is undertaking an investigation with respect to its production and office equipment, which it has not yet completed. Equipment tested to date is compliant, with the exception of one PC linking engineering to production which will cost less than $2,000 to replace. The Company does not expect that the cost, if any, to investigate and replace parts for those machines not yet tested will be material to the financial condition of the Company. The Company estimates that all equipment will be tested and in compliance by second quarter of 1999.

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


Forward Looking Statements

This quarterly report for the quarter ended March 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition;
(iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's financial instruments include time deposits, notes payable, long-term debt, subordinated debentures and letters of credit. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms and their dispersion across geographic areas.

Available-for-sale securities are based on quoted market prices.

The Company's interest rates on lines of credit fluctuate based on the financial institutions prime lending rate.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INTERSYSTEMS, INC.



Dated: May 7, 1999                    /s/ Fred S. Zeidman
                                      -------------------
                                      Fred S. Zeidman
                                      President
                                      Chief Executive Officer

                                      /s/ Wm. Chris Mathers
                                      ---------------------
                                      Wm. Chris Mathers
                                      Principal Financial Officer