Form 10-Q
period 1999-06-30
INTERSYSTEMS INC /DE/
filed 1999-08-13
CIK 806011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF  1934

                 For the quarterly period ended June 30, 1999

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number    1-9547
                                                 ------

                              INTERSYSTEMS, INC.
                              ------------------

              (Exact Name of registrant as specified in charter)

          Delaware                                     13-3256265
---------------------------------         ---------------------------------
  (State or other jurisdiction                        IRS Employer
 of incorporation or organization)              (Identification number)

                              7115 Clinton Drive
                             Houston, Texas  77020
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

            Yes   [X]      No
               ---------      ---------

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 1, 1999 there were 7,925,989 shares of the Company's common stock, par value $.01 per share, outstanding.

                                     INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of
    June 30, 1999 (Unaudited) and December 31, 1998                     3

    Consolidated Statements of Operations (unaudited)
    for the Three Months Ended June 30, 1999 and 1998                   4

    Consolidated Statements of Operations (unaudited)
    for the Six Months Ended June 30, 1999 and 1998                     5

    Consolidated Statements of Comprehensive Income for the
    Three and Six Months Ended June 30, 1999 and 1998                   6

    Consolidated Statements of Cash Flows (Unaudited) for the
    Six Months Ended June 30, 1999 and 1998                             7

    Notes to Consolidated Interim Financial Statements                 8 - 12

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               12 - 16

    Item 3.  Quantitative and Qualitative Disclosures
    About Market Risk                                                   16

Part II - Other Information

    Item 5. Other Information                                           16

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                (In thousands)


                                                       (Unaudited)
                                                         June 30,   December 31,
                                                           1999        1998
                                                        ----------  ------------
ASSETS
------
CURRENT ASSETS:
 Cash                                                    $   260     $   133
 Marketable equity securities                                 76          94
 Trade receivables                                         4,947       3,329
 Inventories                                               2,932       2,273
 Prepaid expenses and other                                  364         360
 Time deposits                                                --         123
                                                         -------     -------
                                                           8,579       6,312

 Equipment and leasehold improvements, net                26,344      23,479
 Other assets                                                563         262
                                                         -------     -------
  Total Assets                                           $35,486     $30,053
                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving line of credit                                $ 2,330       2,405
 Current portion of long-term debt                         2,258       2,332
 Accounts payable                                          2,092       1,459
 Accrued expenses                                          1,490       1,528
 Unearned revenue and customer deposits                      759          --
                                                         -------     -------
                                                           8,929       7,724

Convertible subordinated debentures                          642         642
Long term debt - net of current portion                   22,173      17,806
                                                         -------     -------
Total Liabilities                                         31,744      26,172
                                                         -------     -------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 5,000 shares
   authorized; none issued and outstanding
 Common stock $.01 par value, 20,000
   shares authorized; 7,926
   shares issued and outstanding                              79          79
Additional paid-in capital                                 7,774       7,769
Deficit                                                   (3,741)     (3,617)
Unrealized holding losses                                   (113)        (96)
Treasury stock - 91 shares at cost                          (157)       (154)
Note receivable - sale of common stock                      (100)       (100)
                                                         -------     -------
TOTAL SHAREHOLDERS' EQUITY                                 3,742       3,881
                                                         -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $35,486     $30,053
                                                         =======     =======


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)


                                            Three months ended June 30
                                                1999          1998
                                            ------------   -----------
Net sales                                      $8,803        $9,803
Cost of sales                                   6,122         7,226
                                               ------        ------
     Gross Profit                               2,681         2,577
Selling, general and administrative
     expenses                                   1,910         1,932
Interest expense - net                            540           434
                                               ------        ------
      Net income                               $  231        $  211
                                               ======        ======
Per share - basic and assuming
 dilution                                      $  .03        $  .03
                                               ======        ======
Average number of common shares
outstanding                                     7,837         7,808
                                               ======        ======


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)



                                           Six months ended June 30
                                               1999          1998
                                           ------------   ----------
Net sales                                    $15,127       $17,990
Cost of sales                                 10,404        13,013
                                             -------       -------
     Gross Profit                              4,723         4,977
Selling, general and administrative
     expenses                                  3,702         3,702
Interest expense - net                         1,011           835
                                             -------       -------
     Income from operations                       10           440
Cumulative effect of change in
  accounting principle                          (133)           --
                                             -------       -------
      Net income (loss)                      $  (123)      $   440
                                             =======       =======
Per share - basic
  Continuing operations                      $   .00       $   .06
  Cumulative effect of change in
    accounting principle                        (.02)           --
                                             -------       -------
  Net income (loss)                          $  (.02)      $   .06
                                             =======       =======
Per share - assuming dilution
  Continuing operations                      $   .00       $   .05
  Cumulative effect of change in
    Accounting principle                        (.02)           --
                                             -------       -------
  Net income (loss)                          $  (.02)      $   .05
                                             =======       =======
Average number of common shares
outstanding
  Basic                                        7,835         7,791
  Assuming dilution                            7,835         8,299



          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                           (In Thousands, Unaudited)

                                                Three months ended June 30
                                                      1999     1998
                                                      ----     ----
Net income (loss)                                     $231     $211
Unrealized holding losses arising during period        (17)     (42)
                                                      ----     ----
Comprehensive income                                  $214     $169
                                                      ====     ====

                                                 Six months ended June 30
                                                      1999     1998
                                                      ----     ----
Net income (loss)                                     $(123)    $440
Unrealized holding losses arising during period        ( 17)      --
                                                      -----     ----
Comprehensive income (loss)                           $(140)    $440
                                                      =====     ====



          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)


                                                    Six months ended June 30,
                                                        1999       1998
                                                      -------    -------
Cash flows from operating activities:
 Net income (loss)                                    $  (123)   $   440
 Adjustments to reconcile net income to net cash
  Provided (used) in operating activities:
    Depreciation and amortization                         969      1,002
 Changes in:
  Operating working capital                              (973)      (992)
  Non-current assets and liabilities                      125         38
                                                      -------    -------
Net cash provided by (used in)
 operating activities                                    (  2)       488
                                                      -------    -------
Net cash used in investing activities:
   Acquisition of fixed assets                         (4,089)    (2,886)
                                                      -------    -------
Cash flows from financing activities:
   Net borrowings (repayments)                            145      2,261
   Proceeds from long-term debt obligations             4,816         --
   Repayment of long-term debt                           (740)      (198)
   Purchase of Treasury stock                              (3)       (22)
   Issuance of common stock                                --         92
                                                      -------    -------
   Net cash provided by (used in)
     financing activities                               4,218      2,133
                                                      -------    -------
Net increase (decrease) in cash                           127      ( 265)
Cash at beginning of period                               133        802
                                                      -------    -------
Cash at end of period                                 $   260    $   537
                                                      =======    =======
Cash paid during the periods for:
Interest                                              $   297    $   274
Taxes                                                 $    22    $    10


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999

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


NOTE 2. Inventories consisted of the following at June 30, 1999 (in thousands):

        Raw materials and component parts          1,502
        Finished goods                             1,430
                                                   -----
           Total inventory                         2,932
                                                   =====


NOTE 3. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

        Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED
                                                 -------------------
                                                 JUNE 30,   JUNE 30,
                                                   1999       1998
                                                 --------   --------

        Net income:                                $  231     $  211
                                                   ======     ======
        Weighted average shares outstanding:
         Basic weighted average shares              7,837      7,808
         Effect of dilutive securities:
          Options and warrants                         --        581
                                                   ------     ------
         Dilutive weighted average shares           7,837      8,389
                                                   ======     ======

        For the periods ended June 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                          1999    1998
                                                         -----   -----
        Stock options                                     1,039     744
        Stock warrants                                    2,920   1,100
        Shares issuable on conversion of debentures         512     512

                                                      SIX MONTHS ENDED
                                                   ----------------------
                                                    JUNE 30,    JUNE 30,
                                                      1999        1998
                                                    ---------   --------
        Net income (loss):
         Continuing operations                        $   10      $  440
         Effect of change in accounting principle       (133)         --
                                                      ------      ------
         Net income (loss)                            $ (123)     $  440
                                                      ======      ======

        Weighted average shares outstanding:
         Basic weighted average shares                 7,835       7,791
         Effect of dilutive securities:
          Options and warrants                            --         508
                                                      ------      ------
         Dilutive weighted average shares              7,835       8,299
                                                      ======      ======

        For the period ended June 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                           1999        1998
                                                          ------      ------
        Stock options                                      1,039         970
        Stock warrants                                     2,920       1,100
        Shares issuable on conversion of debentures          512         512

NOTE 4. In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." The statement is effective for fiscal Years beginning after December 15, 1998. The statement requires costs of start-up activities and organizational costs to be expensed as incurred and to write off any previously deferred expenses. The Company adopted SOP 98-5 for calendar year 1999, and accordingly, $133,000 of start-up and organizational costs at Chemtrusion has been expensed, as a cumulative effect of change in accounting principle, in the first quarter of 1999.

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

                                                               Three months
                                                           June 30,    June 30,
                                                            1999         1998
                                                        -------------  --------
                                                             (in thousands)
             Revenues from unaffiliated customers:
               Plastic resins
                 major customers                             $ 3,235     $2,642
                 all others                                      375        197
               Industrial products
                 foreign country - Romania                        --      2,545
                 all others                                    5,193      4,419
                                                             -------     ------
                   Total revenues                            $ 8,803     $9,803
                                                             =======     ======
             Operating profit:
               Plastic resins                                $   474     $  395
               Industrial products                               521        538
                                                             -------     ------
                   Total operating profit                        995        933
                                                             -------     ------
             Expenses and other:
               General and administrative
                 Parent                                       (  224)    (  288)
                                                             -------     ------
               Interest expense:
                 Plastic resins                                  414        308
                 Industrial products                              72         75
                 Corporate  (net)                                 54         51
                                                             -------     ------
                                                                (540)      (434)
                                                             -------     ------
               Income from operations                        $   231     $  211
                                                             =======     ======
               Identifiable assets:
                 Plastic resins                              $26,471
                 Industrial products                           8,429
                 Corporate                                       586
                                                             -------
                                                             $35,486
                                                             =======

                                                            Three months
                                                         June 30,   June 30,
                                                          1999        1998
                                                        ---------  ---------
                                                            (in thousands)
               Capital expenditures:
                 Plastic resins                          $ 2,661    $ 2,823
                 Industrial products                        (111)   $    23
                 Corporate                                     0         15
                                                         -------    -------
                                                         $ 2,550    $ 2,861
                                                         =======    =======
               Depreciation and amortization:
                 Plastic resins                          $   498    $   438
                 Industrial products                          61         56
                 Corporate                                    32         29
                                                         -------    -------
                                                         $   591    $   523
                                                         =======    =======

                                                             Six months
                                                         June 30,   June 30,
                                                           1999       1998
                                                         -------    -------
                                                           (in thousands)
                Revenues from unaffiliated customers:
                 Plastic resins
                   major customers                       $ 6,181    $ 4,984
                   all others                                812        510
                 Industrial products
                   foreign country - Romania                  --      4,446
                   all others                              8,134      8,050
                                                         -------    -------
                     Total revenues                      $15,127    $17,990
                                                         =======    =======
               Operating profit:
                 Plastic resins                          $   943    $   823
                 Industrial products                         536      1,006
                                                         -------    -------
                     Total operating profit                1,479      1,829
                                                         -------    -------
               Expenses and other:
                 General and administrative
                   Parent                                   (458)      (554)
                                                         -------    -------

                                                             Six months
                                                         June 30,   June 30,
                                                           1999       1998
                                                         -------    -------
                                                           (in thousands)
               Interest expense:
                  Plastic resins                             780        608
                  Industrial products                        125        143
                  Corporate  (net)                           106         84
                                                         -------     ------
                                                         (1,011)      (835)
                                                         -------     ------
                 Income from operations                  $    10     $  440
                                                         =======     ======
               Identifiable assets:
                  Plastic resins                         $26,471
                  Industrial products                      8,429
                  Corporate                                  586
                                                         -------
                                                         $35,486
                                                         =======
                Capital expenditures:
                  Plastic resins                         $ 4,154     $3,403
                  Industrial products                        (71)        66
                  Corporate                                    6          0
                                                         -------     ------
                                                         $ 4,089     $3,469
                                                         =======     ======
                Depreciation and amortization:
                  Plastic resins                         $   785     $  830
                  Industrial products                        121        112
                  Corporate                                   63         60
                                                         -------     ------
                                                         $   969     $1,002
                                                         =======     ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In June 1999, InterSystems, Inc. entered into a letter of intent with Enduro Holdings, Inc., a privately held holding company based in Houston, for the sale of the business of InterSystems' Nebraska subsidiary. The Company expects the purchase price, including the assumption of liabilities, to exceed $10 million, subject to final review and adjustments. Upon completion of the transaction, the stated net worth of InterSystems, Inc. is expected to more than double.

The sale, which is expected to close by the end of September, is subject to completion of a due diligence examination, and negotiation and execution of a definitive purchase agreement.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1999 and 1998

The Company's revenues for the 1999 second quarter decreased by $1,000,000 (10%) as compared to the second quarter 1998. In making the year to year comparison, it is important to note that during the first and second quarters 1998, InterSystems Nebraska recorded a $4,446,000 export order to Romania (the "Romanian Order"). Accordingly, without including the Romanian Order in the 1998 figures, the Company's revenues for the 1999 second quarter were $1,545,000 higher than the 1998 second quarter. Similarly, Nebraska's total revenues for the 1999 second quarter were approximately $1,770,000 lower than 1998 second quarter. Without including the Romanian Order in the 1998 figures, Nebraska's revenues for the 1999 quarter were approximately $774,000 higher as compared to the prior year quarter.

Chemtrusion's revenues for the 1999 second quarter increased by approximately $772,000 as compared to the same period 1998. This increase is attributable to increased toll processing volumes at both the Texas and Indiana facilities.

The Company's revenues for the first six months of 1999 decreased by $2,863,000 (15.9%) as compared to the second quarter 1998. However, without including the Romanian Order in the 1998 figures, the Company's revenues for the 1999 six month period increased by $1,583,000, while Nebraska's revenues increased by $84,000.

Chemtrusion's revenues for the first six months of 1999 increased by $1,500,000 as compared to the second quarter 1998. The increase is attributable to increased processing volumes at both the Texas and Indiana facilities.

Gross margins were 30.4% in the second quarter 1999, and 31.2% for the six month period 1999, as compared to 26.3% in the second quarter 1998 and 27.7% for the six month period 1998. InterSystems Nebraska's gross margin increased significantly to 28.6% in the second quarter 1999 versus 22.3% in the second quarter 1998, with gross margins increasing from 29.2% for the six month 1999 period as compared with 23.4% in the 1998 six month period. Nebraska's 1999 increase is due to the fact that outside contractors were used in completing the Romanian Order in 1998, resulting in lower margins, as well as increased efficiency achieved through streamlining operations over the past 12 months.

Chemtrusion's gross margin decreased to 32% in the second quarter 1999 as compared to 34.6% in the second quarter 1998, and decreased to 32.4% in the 1999 six month period from 35.8% for the 1998 six month period. The decrease is primarily attributable to increased fixed costs at Chemtrusion Texas to facilitate future growth, coupled with a cutback in commitments of two major customers. Indiana's gross margin remained unchanged at 36%.

Interest expense increased $106,000 in the second quarter 1999 as compared to the second quarter 1998 and $176,000 for the six month period 1999 versus 1998. The increase was primarily attributable to the Indiana facility and is due to financing charges associated with new compounding lines installed in late 1998 and early 1999 as well as recent equipment modifications in Texas. Interest expense at the Indiana facility is billed to Mytex and is included in sales for the facility.

Liquidity and Capital Resources

The Company purchased fixed assets during the first six months 1999 in the amount of $4,089,000. A majority of the fixed asset purchases were for new compounding lines installed at the Mytex facility, with the balance used to fund improvements to a compounding line at Chemtrusion, Texas ($410,000).

Net borrowings provided by financing activities amounted to $145,000. The proceeds were used to finance working capital needs. The proceeds from long-term debt obligations of $4,816,000 were utilized primarily to finance the new compounding lines at the Mytex facility, along with improvements made to a compounding line at Chemtrusion Texas. Repayment of long-term debt was $740,000.

Cash increased $127,000 for the period ending June 30, 1999.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Parent Company

In January 1999, the parent company arranged for short-term working capital financing. The Company executed a note in the amount of $200,000 with a private lender. The note bears interest at the rate of 15% per annum, with monthly interest payments of $2,500. The note is due January 19, 2000.

InterSystems Nebraska

InterSystems Nebraska has a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon eligible collateral and is due on demand. At June 30, 1999, borrowings of $2,030,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (8.25% at June 30, 1999). At June 30, 1999, $270,000 was
available under this line of credit. The net book value of the collateral totaled approximately $5,935,000 at June 30, 1999. Under the terms of the agreement, Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to net worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

Chemtrusion

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2002. The agreement bears interest at the bank's prime rate plus 1% (8.75% at June 30, 1999) and is collateralized by Chemtrusion's accounts receivable. As of June 30, 1999, borrowings were $300,000.

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

During the six month period ending June 30, 1999, Chemtrusion completed installation of new lines at the Mytex facility. The approximate cost of the project was $3,822,000. The finance agreement has not been finalized, but Mytex will carry the note under terms similar to prior financing agreements at the Mytex facility.

Seasonality

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of June 30, 1999, InterSystems' backlog was $6.3 million.

YEAR 2000

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

Company's State of Readiness. InterSystems, Inc. and its subsidiaries utilize recently purchased computer hardware and software which has been deemed Year 2000 compliant. In the 1997 fourth quarter, our Nebraska subsidiary made a significant transition to Year 2000 compliant equipment. Nebraska's System 36 and installed software was discarded and replaced with Pentium processor based CPU's and Year 2000 compliant manufacturing and accounting software. Our Chemtrusion locations already had installed Year 2000 compliant hardware and software.

Since the Company's two subsidiaries are engaged in manufacturing activities and place heavy reliance on their production equipment, the Company has undertaken to determine whether this equipment is Year 2000 compliant. Production equipment that contains embedded systems may be unable to process date sensitive data.
Key vendors of the Company, therefore, include those from whom the subsidiaries purchase equipment. Chemtrusion has received vendor assurance that its production equipment is Year 2000 compliant. Nebraska has completed its investigation and testing with respect to its production and office equipment, and has deemed all to be Year 2000 compliant. The testing was completed at a minimal cost to the Company.

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

Forward Looking Statements

This quarterly report for the quarter and six months ended June 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition;
(iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Part II:

Item 5. Other Information

The Board of Directors of InterSystems, Inc. (the "Company") has resolved to extend the expiration date of the Company's outstanding publicly held warrants (AMEX: II.WS) to December 31, 2001, and to lower the purchase price of each warrant from $3.50 to $2.00 per share, effective August 11, 1999. All other terms of the warrants, which were due to expire at the end of 1999, will remain the same.

New certificates will not be issued in exchange for the outstanding certificates; rather, each outstanding certificate will represent the right to purchase one share of common stock of InterSystems, Inc. (AMEX: II) for $2.00 per share instead of $3.50 per share.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERSYSTEMS, INC.


Dated: August 9, 1999                  /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                       /s/ Wm. Chris Mathers
                                       ---------------------
                                       Wm. Chris Mathers
                                       Principal Financial Officer