Form 10-Q
period 1999-09-30
INTERSYSTEMS INC /DE/
filed 1999-11-12
CIK 806011

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF  1934

       For the quarterly period ended September 30, 1999

                               OR

 []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

                         Yes   x    No
                            ------     ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 28, 1999 there were 7,925,989 shares of the Company's common stock, par value $.01 per share, outstanding.

                               INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1999 (Unaudited) and December 31, 1998               3

         Consolidated Statements of Operations (unaudited)
         for the Three Months Ended September 30, 1999 and 1998             4

         Consolidated Statements of Operations (unaudited)
         for the Nine Months Ended September 30, 1999 and 1998              5

         Consolidated Statements of Comprehensive Income for the
         Three and Nine Months Ended September 30, 1999 and 1998            6

         Consolidated Statements of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1999 and 1998                      7

         Notes to Consolidated Interim Financial Statements            8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13 - 17

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 17

Part II - Other Information

         Item 5. Changes in securities                                     17

                   InterSystems, Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheet
                             (In thousands)
                                                      (Unaudited)
                                                   September 30,  December 31,
                                                         1999         1998
                                                      ---------   ------------

                               ASSETS
CURRENT ASSETS:
     Cash                                                $    249    $     133
     Marketable equity securities                              78           94
     Trade receivables                                      3,601        3,329
     Inventories                                            2,689        2,273
     Time deposits                                             --          123
     Prepaid expenses and other                               425          360
                                                        ---------    ---------
                                                            7,042        6,312

     Equipment and leasehold improvements, net             26,112       23,479
     Other assets                                             351          262
                                                        ---------    ---------
      Total Assets                                       $ 33,505    $  30,053
                                                        =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of credit & short-term notes payable           $    775        1,955
     Current portion of long-term debt                      1,155        2,332
     Accounts payable and accrued expenses                  4,355        2,987
                                                         --------     --------
                                                            6,285        7,274

Convertible subordinated debentures                           645          642
Line of credit                                                670          450
Long term debt - net of current portion                    22,065       17,806
                                                         --------    ---------
Total Liabilities                                          29,665       26,172
                                                         --------    ---------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding
     Common stock $.01 par value, 20,000
       shares authorized; 7,926
       shares issued and outstanding                           79           79
Additional paid-in capital                                  7,769        7,769
Deficit                                                    (3,640)      (3,617)
Accumulated other comprehensive loss                         (111)         (96)
Treasury stock - 91 shares at cost                           (157)        (154)
Note receivable - sale of common stock                       (100)        (100)
                                                         --------     --------
TOTAL SHAREHOLDERS' EQUITY                                  3,840        3,881
                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 33,505     $ 30,053
                                                         ========     ========

           See accompanying notes to consolidated financial statements

                InterSystems, Inc. and Subsidiaries
               Consolidated Statements of Operations
       (In Thousands, Except Per Share Amounts, Unaudited)

                                              Three months ended September 30,
                                                       1999             1998
                                                       ----             ----

Net sales                                          $   8,906       $    8,599
Cost of sales                                          6,391            6,297
                                                   ---------       ----------
     Gross Profit                                      2,515            2,302

Selling, general and administrative
     expenses                                          1,884            1,868

Interest expense - net                                   530              414
                                                   ---------       ----------
Net income                                         $     101       $       20
                                                   =========       ==========


Per share - basic and assuming dilution           $     .01       $      .00
                                                   =========       ==========
Average number of common shares
  outstanding                                          7,832            7,801
                                                   =========       ==========



             See accompanying notes to consolidated financial statements
                                     Page 4 of 18

                InterSystems, Inc. and Subsidiaries
               Consolidated Statements of Operations
       (In Thousands, Except Per Share Amounts, Unaudited)

                                                Nine months ended September 30,
                                                         1999             1998
                                                         ----             ----

Net sales                                           $  24,033       $   26,589
Cost of sales                                          16,795           19,310
                                                    ---------       ----------
     Gross Profit                                       7,238            7,279

Selling, general and administrative
     expenses                                           5,586            5,570

Interest expense - net                                  1,541            1,249
                                                    ---------       ----------

Income from operations                                    111              460

Cumulative effect of change in
  accounting principle                                   (133)              --
                                                    ---------       ----------
Net income (loss)                                   $    ( 22)      $      460
                                                    =========       ==========


Per share - basic and assuming dilution             $     .00       $      .06
                                                    =========       ==========


Average number of common shares
  outstanding                                           7,830            7,795
                                                    =========       ==========




             See accompanying notes to consolidated financial statements
                                     Page 5 of 18

                         InterSystems, Inc. and Subsidiaries
                    Consolidated Statements of Comprehensive Income
                               (In Thousands, Unaudited)

                                              Three months ended September 30,
                                                       1999              1998
                                                       ----              ----

Net income (loss)                                  $     101         $     20

Unrealized holding gains (losses) arising
  during period                                            2              (63)
                                                   ---------         ---------
Comprehensive income                               $     103         $    (43)
                                                   =========         ========



                                               Nine months ended September 30,
                                                       1999             1998
                                                       ----             ----


Net income (loss)                                 $    ( 22)        $    460

Unrealized holding losses arising during period        ( 16)            ( 63)
                                                   --------          --------
Comprehensive income (loss)                       $    ( 38)        $    397
                                                  =========         =========



             See accompanying notes to consolidated financial statements
                                   Page 6 of 18

                         InterSystems, Inc. And Subsidiaries
                        Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                Nine months ended September 30,
                                                      1999             1998
                                                      ----             ----

Cash flows from operating activities:
  Net income (loss)                               $     ( 22)       $    460
  Adjustments to reconcile net income to net cash
    Provided (used) in operating activities:
      Depreciation and amortization                    1,637           1,522
  Changes in:
    Operating working capital                            545            (752)
    Non-current assets and liabilities                     9              11
                                                  ----------        --------
Net cash provided by operating activities              2,169           1,241
                                                  ----------        --------

Net cash used in investing activities:
     Acquisition of fixed assets                      (4,292)         (3,438)
     Maturity of time deposits                           123              --
                                                 -----------       ---------
     Net cash used in investing activities            (4,169)         (3,438)

Cash flows from financing activities:
     Net borrowings (repayments)                       ( 490)            302
     Proceeds from long-term debt obligations          4,392           3,534
     Repayment of long-term debt                      (1,783)         (2,018)
     Purchase of Treasury stock                           (3)            (38)
     Issuance of common stock                             --              92
                                                 -----------        --------
     Net cash provided by financing activities         2,116           1,872
                                                 -----------        --------
Net increase (decrease) in cash                          116           ( 325)
Cash at beginning of period                              133             802
                                                 -----------        --------
Cash at end of period                            $       249        $    477
                                                 ===========        ========

Cash paid during the periods for:
Interest                                          $      421        $    418
Taxes                                             $       22        $     23




             See accompanying notes to consolidated financial statements

                        InterSystems, Inc. And Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                 September 30, 1999

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


NOTE 2. Inventories consisted of the following at September 30, 1999 (in thousands):

            Raw materials and component parts          1,295
            Finished goods                             1,394
                                                       -----
                                                       2,689
                                                       =====

NOTE 3. The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding.

            Diluted net income per common share is computed by dividing the net income, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

            The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                      ----------------------
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                           1999            1998
                                                          ----------------------

            Net income                                     $  101        $   20
                                                           ======        ======

            Weighted average shares outstanding:
              Basic weighted average shares                 7,832         7,801
              Effect of dilutive securities:
                Options and warrants                           --           251
                                                            -----         -----
              Dilutive weighted average shares              7,832         8,052
                                                            =====         =====

                                 Page 8 of 18

              For the three month periods ended September 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                              1999       1998
                                                              ----       ----

              Stock options                                   1,039     1,010
              Stock warrants                                  2,920     1,781
              Shares issuable on conversion of debentures       512       512

                                                           NINE MONTHS ENDED
                                                        ----------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                       1999            1998
                                                     ------------------------

              Income from operations                        $ (634)    $ (795)
              Effect of change in accounting principle        (133)        --
                                                            ------     ------
              Net income (loss)                             $ ( 22)    $  460
                                                            ======     ======

            Weighted average shares outstanding:
              Basic weighted average shares                  7,830      7,795
              Effect of dilutive securities:
                Options and warrants                            --        419
                                                             -----      -----
              Dilutive weighted average shares               7,830      8,214
                                                             =====      =====

              For the period ended September 30, 1999 and 1998, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                              1999      1998
                                                              ----      ----

              Stock options                                  1,039        970
              Stock warrants                                 2,920      1,100
              Shares issuable on conversion of debentures      512        512

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

                                                             Three months
                                                   September 30,  September 30,
                                                            1999       1998
                                                         ---------  ---------
                                                             (in thousands)

                Revenues from unaffiliated customers:
                  Plastic resins
                    major customers                         $ 3,276     $ 2,621
                    all others                                  331         251
                  Industrial products                         5,299       5,727
                                                            -------     -------
                      Total revenues                        $ 8,906     $ 8,599
                                                            =======     =======


                Operating profit:
                  Plastic resins                            $   435    $    180
                  Industrial products                           520         555
                                                            -------      ------
                      Total operating profit                    955         735
                                                            -------      ------

                Expenses and other:
                  General and administrative
                    Parent                                   (  324)     (  301)
                                                            -------      ------
                  Interest expense:
                    Plastic resins                              415         319
                    Industrial products                          59          61
                    Corporate  (net)                             56          34
                                                            -------      ------
                                                               (530)       (414)
                                                            -------      ------
                  Net income                                $   101      $   20
                                                            =======      ======

                                Page 10 of 18

                                                              Three months
                                                   September 30,  September 30,
                                                           1999       1998
                                                        ---------  ---------
                                                            (in thousands)

                  Identifiable assets:
                    Plastic resins                       $26,279
                    Industrial products                    6,287
                    Corporate                                939
                                                         -------
                                                         $33,505
                                                         =======




                  Capital expenditures:
                    Plastic resins                       $   296    $    512
                    Industrial products                      (89)   $     26
                    Corporate                                  0           4
                                                         -------     -------
                                                         $   207     $   542
                                                         =======     =======



                  Depreciation and amortization:
                    Plastic resins                       $   447     $   450
                    Industrial products                       59          26
                    Corporate                                 32          31
                                                         -------     -------
                                                         $   538     $   507
                                                         =======     =======

                                                                Nine months
                                                    September 30,  September 30,
                                                           1999       1998
                                                       ---------  ---------
                                                            (in thousands)

                Revenues from unaffiliated customers:
                  Plastic resins
                    major customers                      $ 9,457     $ 7,605
                    all others                             1,143         761
                  Industrial products
                    foreign country - Romania                 --       4,446
                    all others                            13,433      13,777
                                                         -------     -------
                      Total revenues                     $24,033     $26,589
                                                         =======     =======


                                                             Nine months
                                                    September 30,  September 30,
                                                            1999       1998
                                                        ---------  ---------
                                                            (in thousands)

                Operating profit:
                  Plastic resins                         $ 1,511    $  1,002
                  Industrial products                      1,010       1,652
                                                         -------      ------
                      Total operating profit               2,521       2,654
                                                         -------      ------

                Expenses and other:
                  General and administrative
                    Parent                                  (869)       (946)

                  Interest expense:
                    Plastic resins                         1,195         927
                    Industrial products                      185         204
                    Corporate  (net)                         161         117
                                                         -------      ------
                                                          (1,541)     (1,248)
                                                         -------      ------
                  Income from operations                     111         460

                  Cumulative effect of change in
                    Accounting principle                    (133)         --
                                                         -------      ------
                Net income                               $   (22)     $  460
                                                         =======      ======

                  Identifiable assets:
                    Plastic resins                       $26,279
                    Industrial products                    6,287
                    Corporate                                939
                                                         -------
                                                         $33,505
                                                         =======

                  Capital expenditures:
                    Plastic resins                       $ 4,206    $  3,915
                    Industrial products                     (160)         92
                    Corporate                                  0          24
                                                         -------     -------
                                                         $ 4,046     $ 4,031
                                                         =======     =======

                  Depreciation and amortization:
                    Plastic resins                       $ 1,362     $ 1,303
                    Industrial products                      180         129
                    Corporate                                 95          90
                                                         -------     -------
                                                         $ 1,637     $ 1,522
                                                         =======     =======

                                             Page 12 of 18
<page 13

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

In June 1999, the Company's Nebraska subsidiary ("InterSystems Nebraska") signed a letter of intent to sell its assets to Enduro Systems, Inc., a privately held company located in Houston, Texas. The sale is conditioned upon negotiation and execution of a definitive asset purchase agreement and related documents, as well as the completion of financing arrangements to the satisfaction of the purchaser and other conditions.

RESULTS OF OPERATIONS
---------------------

Three and Nine Month Periods Ended September 30, 1999 and 1998
-------------------------------------------------------------
Revenue for the three months ended September 30, 1999 increased $307,000 (3.6%) over the same period ending September 30, 1998. Revenue for the nine months ended September 30, 1999 decreased $2,556,000 (9.7%) over the nine month period ending September 30, 1998.

In the fourth quarter 1998 and first quarter 1999, Chemtrusion added a fifth and sixth compounding line in Jeffersonville, Indiana (the "Mytex facility"). As a direct result of the addition of these two lines, the Company's revenues increased $735,000 (25.6%) for the third quarter ending September 30, 1999 and $ 2,234,000 (26.7%) for the nine-month period ending September 30, 1999, as compared to the respective periods ending September 30, 1998. While revenue increased at both the Mytex facility and Houston, Texas facility (the "Texas facility"), the majority of the increase for the 1999 periods was attributable to the addition of two new lines at the Mytex facility.

Demand for InterSystems Nebraska's products remains strong. Revenue, however, decreased $4,790,000 for the nine-month period ending September 30, 1999 as compared to the same period ending September 30, 1998. Of the $4,790,000 decrease, $4,446,000 was directly attributable to the large Romania order booked during 1998.

Gross margins increased slightly in the third quarter ending September 30, 1999 as compared to the third quarter ending September 30, 1998. The increase is primarily a result of increased compounding volume at both the Texas and Mytex
facilities.   The Texas facility's gross margins are beginning to improve as a result of new business and in fact increased from approximately 16% to 22% for the three-month period ending September 30, 1999, as compared to the same period ending September 30, 1998.

The Company's gross margins for the nine-month period ending September 30, 1999 increased approximately 3% to 30% over nine months ended September 30, 1998. The largest component of the increase was at InterSystems Nebraska. For the nine-month period ending September 30, 1998, InterSystems Nebraska recorded approximately $4,446,000 in revenue from the large Romanian order. Nebraska's 1999 increase is due to the fact that outside contractors were used in completing the Romanian Order in 1998, resulting in lower margins, as well as increased efficiency achieved through streamlining operations over the past 12 months.
                                   Page 13 of 18

Interest expense increased $116,000 in the third quarter ending September 30, 1999 as compared to the third quarter ending September 30, 1998 and $292,000 for the nine-month period 1999 versus 1998. The increase was primarily attributable to the Mytex facility and is due to financing charges associated with the two new compounding lines. Interest expense at the Mytex facility is billed to Mytex and is included in sales for the facility.

Liquidity and Capital Resources
-------------------------------

The Company purchased fixed assets during the first nine months 1999 in the amount of $4,292,000. A majority of the fixed asset purchases was for the new compounding lines installed at the Mytex facility, with the balance used to fund improvements to a compounding line at the Texas facility ($410,000).

During 1997, InterSystems Nebraska issued standby letters of credit to secure their performance on a large order to China. These standby letters of credit reduced InterSystems Nebraska's line of credit availability. Amounts equal to the standby letters of credit were placed in certificates of deposits with a financial institution. During 1999, the certificates of deposit matured and the funds are now available through InterSystems Nebraska's line of credit.

Net repayments under lines of credit were $490,000. As a result of the late 1998 and early 1999 plant expansion at the Mytex facility, Chemtrusion was advanced an additional $220,000 during 1999 by Mytex to finance working capital needs at that facility. InterSystems Nebraska reduced the balance of its outstanding line of credit borrowings by $710,000. InterSystems Nebraska was awarded the bid for a large order in Mexico that required a partial advance payment from the customer. The advance was used to reduce InterSystems Nebraska's line of credit balance.

The proceeds from long-term debt obligations of $4,392,000 were utilized primarily to finance the new compounding lines at the Mytex facility, along with improvements made to a compounding line at the Texas facility ($410,000). Repayment of long-term debt was $1,783,000.


The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiaries which, on a combined basis, are expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on terms acceptable to the Company.

Parent Company
--------------

In January 1999, the parent company arranged for short-term working capital financing. The Company executed a note in the amount of $200,000 with a private lender. The note bears interest at the rate of 15% per annum, with monthly interest payments of $2,500. The note is due January 19, 2000.

InterSystems Nebraska
---------------------

InterSystems Nebraska has a revolving credit agreement with a bank. The financing agreement provides for borrowings of up to $3,000,000 based upon eligible collateral and is due on demand. At September 30, 1999, borrowings of $475,000 were outstanding under this agreement and bear interest at the bank's base rate plus .50% (8.5% at September 30, 1999). At September 30, 1999,
$ 1,825,000 was available under this line of credit. The net book value of the collateral totaled approximately $4,367,000 at September 30, 1999. Under the terms of the agreement, Nebraska is subject to certain covenant requirements that, among other things, require maintenance of minimum net worth, working capital, debt to net worth ratio, and also limits the amount of capital expenditures, payments to affiliates, indebtedness, dividends and management fees. InterSystems Nebraska has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.


Chemtrusion
-----------

The Texas facility is party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2002. The agreement bears interest at the bank's prime rate plus 1% (9% at September 30, 1999) and is collateralized by Chemtrusion's accounts receivable. As of September 30, 1999, borrowings were $300,000.

During March 1999, the Texas facility arranged for a $410,000 capital lease with a financial institution to provide for capital improvements to one of its compounding lines. The financing arrangement requires 47 monthly principal and interest payments in the amount of $9,975 each, bears interest at the rate of 10.42% per annum, and contains a purchase option of $40,000 at the end of the lease term.

During the nine-month period ending September 30, 1999, Chemtrusion completed installation of two new lines at the Mytex facility. The approximate cost of the project was $3,882,000. The finance agreement has not been finalized, but Mytex will carry the note under terms similar to prior financing agreements at the Mytex facility.

Seasonality
-----------

A substantial portion of InterSystems Nebraska's revenues are derived from the agricultural sector of the economy and, accordingly, are subject to seasonal fluctuations. InterSystems Nebraska's success is, to some extent, dependent upon weather conditions affecting domestic grain production, conditions in the grain industry generally and the value of the United States dollar against foreign currency. As of June 30, 1999, InterSystems' backlog was $4,036 million.

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

Forward Looking Statements

This quarterly report for the quarter and six months ended June 30, 1999 as well as other public documents and press releases of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Part II:

Item 2. Changes in Securities

Effective August 11, 1999, the Board of Directors of the Company extended the expiration date of the Company's outstanding publicly held warrants (AMEX:
II.WS) to December 31, 2001, and lowered the purchase price of each warrant from $3.50 to $2.00 per share. All other terms of the warrants, which were due to expire at the end of 1999, will remain the same.

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


                                       INTERSYSTEMS, INC.



Dated: November 12, 1999               /s/ Fred S. Zeidman
                                       -------------------
                                       Fred S. Zeidman
                                       President
                                       Chief Executive Officer

                                       /s/ Wm. Chris Mathers
                                       ---------------------
                                       Wm. Chris Mathers
                                       Principal Financial Officer