Form 10-K405
period 1999-12-31
INTERSYSTEMS INC /DE/
filed 2000-03-28
CIK 806011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ______________ to ______________.

                           Commission File No. 1-9547
                               INTERSYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                      13-3256265
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

               537 Steamboat Road, Greenwich, CT               06830
           (Address of Principal Executive Offices)         (Zip Code)

                                 (203) 629-1400
              (Registrant's Telephone Number, including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $7,739,825 based upon the closing price of the registrant's common stock, $.01 par value, as reported by the American Stock Exchange on March 15, 2000, which was $1.25.

The number of shares of the registrant's common stock, $.01 par value, outstanding on March 15, 2000: 7,925,989.

Documents incorporated by reference:  NONE

                                     PART I

ITEM 1:  BUSINESS

INTRODUCTION AND BUSINESS DEVELOPMENT

InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's principal line of business today consist of the operations of its wholly-owned subsidiary, CHEMTRUSION, INC. ("Chemtrusion"), based in Houston, Texas and Jeffersonville, Indiana. Chemtrusion provides various out-sourcing services to the petro-chemical industry including research, manufacturing and facilities operations for major multi-national companies. Chemtrusion is a leader in specialty plastics compound processing that combines thermoplastic resins with various additives to enhance and customize plastic materials for specific end uses. Chemtrusion's Indiana division is a dedicated facility (the "Mytex facility") providing design, construction and operating services exclusively for Mytex Polymers, a joint venture of ExxonMobil Chemical and Mitsubishi Chemicals America ("Mytex").

The Company had revenues from continuing operations of $14,746,000, $11,504,000 and $10,704,000 for the years ended December 31, 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, the Company reported a loss from continuing operations of $(679,000), and a net profit for the year of $3,192,000, as compared to a loss from continuing operations of $(775,000) and a net profit of $443,000 for the year ended December 31, 1998. The net profit for the year ended December 31, 1999 included $821,000 income from discontinued operations and $3,184,000 gain on the sale of the business of the Company's Nebraska subsidiary, discussed below. The net profit for the year ended December 31, 1998 included $1,218,000 income from discontinued operations. For the year ended December 31, 1997, the Company reported a net loss from continuing operations of $(140,000), and a net profit for the year of $569,000. The net profit for the year ended December 31, 1997 included $559,000 income from discontinued operations and a $150,000 gain from discontinued operations.

RECENT DEVELOPMENTS

SALE OF INTERSYSTEMS NEBRASKA

On December 1, 1999, the Company's Nebraska subsidiary, also known as InterSystems, Inc. (hereinafter "InterSystems Nebraska"), completed the sale of substantially all of its assets to, and the assumption of certain liabilities by, Enduro Systems, Inc. ("Enduro"), a privately held manufacturing company based in Houston, Texas. The purchase price, $11,010,948, was based upon a multiple of earnings. The purchase price was subject to adjustment for the decrease in working capital from June 1, 1999 through October 31, 1999 and other miscellaneous adjustments. After repayment by InterSystems Nebraska of long-term debt and capital leases in the amount of $2,529,000, as well as related expenses, the transaction yielded approximately $5,600,000 in cash to the subsidiary, plus a $500,000 subordinated promissory note due in 42 months. InterSystems Nebraska is also entitled to a royalty from Enduro on sales of enclosed belt conveyors for a limited period of time. In connection with this sale, the Company has guaranteed the representations and warranties made by InterSystems Nebraska to Enduro, and $250,000 of the purchase price has been placed in an escrow account for one year to be used to satisfy legitimate claims, if any, for breach of representation and warranty.

Simultaneously with the completion of the sale, Mr. Fred S. Zeidman, President of the Company and a Director, resigned his position as President and joined Enduro, while retaining his position as a Director of the Company. In the interim, Mr. Herbert M. Pearlman, Chairman of the Company, assumed the title of Acting President of the Company. Mr. Pearlman was appointed President of the Company in January 2000.

InterSystems Nebraska, which is based in Omaha, designs, manufactures and markets specialized equipment used in handling, weighing and sampling of granular materials, including agricultural products, chemicals, cement, minerals and plastic pellets.

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

                             COMPOUNDING OPERATIONS

HOUSTON FACILITY: Chemtrusion provides custom compounding services using four twin screw extruders various blenders and other equipment at its Houston facility. The fourth extrusion line, added in 1997, offers the latest generation of compounding technology and provides manufacturing capacity for smaller volume products bringing the total annualized capacity of the facility to 46 million pounds. 1999 production was approximately 27,563,030 pounds compared to approximately 24,121,667 pounds in 1998. The increase in production is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8.

MYTEX FACILITY: In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemicals America and ExxonMobil Chemical Company, a division of ExxonMobil Corporation.

Pursuant to the Agreement, Chemtrusion acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As originally designed, the plant contained four production lines with an annual capacity of 35 million pounds of product, and sufficient space to add two additional production lines, if desirable, at a future date. Mytex has the right to require Chemtrusion to undertake the expansion of the plant at any time.

Mytex provided the initial construction financing for the project. The plant was completed in October 1996 and has been expanded in 1997, 1998 and 1999. Mytex provided $14,000,000 permanent financing for the original construction of the facility, and has provided an aggregate of $6,163,050 additional financing for the expansions. See Note 4 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly fee for its operation of the plant. The fee includes recovery of direct operating expenses, debt service and a management fee. The actual management fee amount is determined by adjusting a target management fee according to actual monthly operating performance. The target management fee is based upon the aggregate capacity of each compounding line in the facility; therefore each expansion of the facility results in an increase in the target management fee. The actual management fee exceeds the target when the performance of the facility exceeds expected performance criteria. The facility is penalized by a reduction in the actual management fee as compared to the target management fee when the converse is true.

In 1997, Chemtrusion and Mytex amended the Definitive Agreement to provide a fifth production line, as well as additional rail siding in support of both current and future bulk shipment requirements of the facility. Pursuant to the Agreement, Chemtrusion arranged for design and installation of this expansion, which was funded by Mytex through interim short-term financing. In 1998, Mytex provided permanent financing of the new facilities under terms similar to those contained in the initial Agreement. Chemtrusion's management fee was increased significantly as a result of the new line.

During 1998, Chemtrusion and Mytex further amended the Definitive Agreement to provide for design, installation and operation of a sixth production line. In early 1999, Chemtrusion completed the installation of this new line. Under the terms of the Agreement, Mytex provided permanent financing of the new line under terms similar to those contained in the initial Agreement and Chemtrusion's management fee was further significantly increased as a result of this sixth line.

DURATION OF THE MYTEX AGREEMENT.

The initial term of the Mytex Agreement is five years, expiring December 31, 2001, and Mytex has the option to renew the Agreement for two additional five-year terms.

Upon expiration of the initial term or any renewal term, or in the event of the termination of the Agreement by default, Mytex has an option to purchase the entire facility from Chemtrusion (the "Option"). In the event that Mytex does not renew the Agreement at the end of the initial or any renewal term, or in the event of termination by default, Chemtrusion has the right to require Mytex to purchase the entire facility (the "Put"). The purchase price under the Option is equal to assumption of unamortized construction financing, plus $1.5 million reduced by certain increases in the Management Fee and other amounts. The purchase price under the Put is equal to the unamortized construction financing less $700,000.

All construction financing, regardless of when incurred, will be fully amortized in 2011, or fifteen years after the execution of the Definitive Agreement. Management expects that upon the expiration of the current term of the Agreement on December 31, 2001, the construction financing attributable to the facility in its present configuration will be significantly reduced, and that aggregate increases in the management fee will have significantly reduced the $1.5 million Option price.

Pursuant to the terms of the Definitive Agreement, as amended, Mytex has the right to terminate the Mytex Agreement in the event that Scott Owens, President of Chemtrusion, is no longer associated with Chemtrusion in an executive capacity, and in the event of a change in control of Chemtrusion.

SOURCES AND AVAILABILITY OF RAW MATERIALS

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

PATENTS AND TRADEMARKS

Chemtrusion does not currently hold any patents or registered trademarks. Chemtrusion protects its process technology through confidentiality agreements with customers.

SEASONALITY

Although there are minor fluctuations in demand for custom compounding services resulting from new automobile model introductions in the fall and plastic outdoor product sales in the spring and summer, these fluctuations are not significant.

CUSTOMERS

The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. During 1999, 90% of Chemtrusion's revenues were attributable to three customers: Mytex accounted for approximately 60% of total revenues of Chemtrusion and two other customers accounted for an aggregate of 30% of total revenues of Chemtrusion. Other than Mytex, Chemtrusion is not under long-term contract with these customers, although it has done business with both customers for several years. The Company believes that the loss of any of these customers would have a material adverse effect on its business and revenues. The Definitive Agreement with Mytex currently expires in December 31, 2001. See "Mytex Facility" on page 3.

Marketing efforts are conducted through involvement of Chemtrusion executive officers in industry and trade networks, attendance at trade and technology conferences and symposia and other venues where resin producers or independent consumers of compounded materials can learn of Chemtrusion's capabilities. Chemtrusion does not have an outside or field sales force. In 1998, Chemtrusion created and filled a new position of Business Development Manager based out of its Houston facility. This individual's primary responsibility is to expand the company's customer base so as to achieve maximum productivity and profitability from the Houston facility.

BACKLOG

Chemtrusion does not maintain backlog figures as it seeks to fulfill customer orders immediately as they are received. The company is provided with forecasts of customers projected needs and endeavors to budget its production accordingly. Production at the Mytex facility is on a take or pay basis pursuant to the Definitive Agreement.

Chemtrusion maintains only a limited amount of inventory for use by its customers. When requested by a customer, the materials are consumed according to material type using the oldest material first or as otherwise required by the customer. Chemtrusion's customers are generally large, reputable companies, and are typically manufacturers in the chemical industry. Before accepting credit terms from any customer, Chemtrusion requires the pertinent credit information from the customer, and the customer must be in good standing in accordance with generally accepted industry standards. Chemtrusion works diligently, throughout the process of providing its services, to ensure the quality of services it provides. In the interest of maintaining its long standing relationships with its customers, if the services provided by Chemtrusion are found not to have complied with requirements agreed to with the customer prior to providing its services, Chemtrusion uses all reasonable efforts to accommodate the needs of its customers. Under no circumstances does Chemtrusion accept liability for product performance that is not a direct result of the services; provided, however, Chemtrusion uses all reasonable efforts to assist the customer in determining the cause of poor product performance.

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

RESEARCH AND DEVELOPMENT

During the two fiscal years ended December 31, 1999 and 1998, the Company spent minimal amounts on company-sponsored research and development activities determined in accordance with generally accepted accounting principles. All such amounts are expensed.

ENVIRONMENTAL MATTERS

The Company has not experienced any material effect, and does not currently anticipate any material effect, upon its capital expenditures, earnings or competitive position as a result of its compliance with federal, state and local environmental laws and regulations which have been adopted or enacted.

EMPLOYEES

The Company currently employs 167 persons at Chemtrusion who are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. In addition, the Company employs 5 part-time persons in executive and administrative capacities who allocate their time between the Company and affiliated entities. None of the Company's employees are represented by a union.

ITEM 2: PROPERTIES

THE COMPANY: The Company's executive offices are located at 537 Steamboat Road, Greenwich, Connecticut, where it shares occupancy with two other corporations of 4,500 square feet of office space. The lease commenced in June 1995, and an option to extend the lease for an additional three years was exercised in January 1998 at a rental of $112,500 for the first year, $117,500 for the second year and $121,500 for the third year. The other corporations sharing this space are two other public corporations as to which Messrs. Herbert Pearlman and David Lawi serve as directors and to which they devote some of their business time. The rent is apportioned among these three corporations.

CHEMTRUSION: Chemtrusion conducts its non-Mytex business in a leased 106,530 square foot facility located in Houston, Texas. The current annual rent is $297,000 plus common area maintenance charges, and the lease expires in April 2002.

The Mytex facility located in Jeffersonville, Indiana is a 178,000 square foot state-of-the-art compounding plant which is owned by Chemtrusion, but is subject to the right of Mytex to repurchase it from Chemtrusion under certain circumstances including the termination of the Definitive Agreement with Mytex. The facility is also subject to a mortgage of $16,739,000 to secure construction financing at 7% due in December 31, 2011. See "The Business of Chemtrusion--Mytex Facility" on page 3.

The Company believes that the facilities of its subsidiaries are adequate for the current and reasonably foreseeable future needs, are adequately insured and are in good operating condition.

ITEM 3: LEGAL PROCEEDINGS

At the present time, the Company is not a party to any lawsuits that are expected to have a material adverse effect on the business, operations or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION. The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices of the Common Stock.

                Fiscal 1998                                High           Low
                -----------                                ----           ---
                First Quarter                            $2 3/16        $1 11/16
                Second Quarter                            2 5/16           1 7/8
                Third Quarter                                  2           1 1/4
                Fourth Quarter                             1 1/4             7/8

                Fiscal 1999                                High           Low
                -----------                                ----           ---
                First Quarter                            $1 1/16            $5/8
                Second Quarter                             1 1/8             5/8
                Third Quarter                              15/16             5/8
                Fourth Quarter                               3/4            7/16

         The closing price of the Common Stock on March 15, 2000 was $1.25.

b. HOLDERS. As of March 15, 2000, there were, to the best of the Company's knowledge, approximately 165 holders of record and 1,600 beneficial holders of the Company's Common Stock.

c. DIVIDENDS. The Company has not declared or paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future.

         In August 1999, the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants (AMEX: IIWS) from December 31, 1999 to December 31, 2001, and to lower the exercise price of these warrants from $3.50 to $2.00 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 1999, there were 1,114,852 public warrants outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data of the Company (in thousands, except per share amounts) and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof. All items in the following table have been restated for the effect of the Company's discontinued operations of InterSystems
Nebraska:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------

                               1995           1996           1997           1998           1999
                             --------       --------       --------       --------       --------
Revenues                     $  3,969       $  5,992       $ 10,704       $ 11,504       $ 14,746

Loss from
 Continuing operations           (788)        (1,106)          (140)          (775)          (679)

Loss per share --
  Continuing operations          (.19)          (.18)          (.02)          (.10)          (.09)

Total assets                    5,455         21,007         22,165         25,171         28,826

Long-term obligations           3,718         18,631         18,497         17,001         17,178

Cash and equivalents                5          1,153             --            132          4,877


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS-SALE OF INTERSYSTEMS NEBRASKA

On December 1, 1999, the Company's Nebraska subsidiary, also known as InterSystems, Inc. (hereinafter "InterSystems Nebraska"), completed the sale of substantially all of its assets to, and the assumption of certain liabilities by, Enduro Systems, Inc. ("Enduro"), a privately held manufacturing company based in Houston, Texas. The purchase price, $11,010,948, was based upon a multiple of earnings. The purchase price was subject to adjustment for the decrease in working capital from June 1, 1999 through October 31, 1999 and other miscellaneous adjustments. After repayment by InterSystems Nebraska of long-term debt and capital leases in the amount of $2,528,792, as well as related expenses, the transaction yielded approximately $5,600,000 in cash to the subsidiary, plus a $500,000 subordinated promissory note due in 42 months. InterSystems Nebraska is also entitled to a royalty from Enduro on sales of enclosed belt conveyors for a limited period of time. In connection with this sale, the Company has guaranteed the representations and warranties made by InterSystems Nebraska to Enduro, and $250,000 of the purchase price has been placed in an escrow account for one year to be used to satisfy legitimate claims, if any, for breach of representation and warranty.

RESULTS OF OPERATIONS FOR 1999, 1998 AND 1997

The Company's revenues grew 7% from 1997 to 1998 and 28% from 1998 to 1999. The revenue growth from 1998 to 1999 was attributable to increases in toll compounding volume at both the Mytex and Texas facilities. The Mytex facility added one new compounding line in mid-1998 and an additional compounding line in the first quarter of 1999. After installation of these two new lines, the effective capacity of the Mytex facility has more than doubled. An increase in the Houston facility revenue for 1999 complemented the overall increase in revenue for 1999. The Houston facility's revenue increased 16.9% compared to the prior two years as a result of increased production utilization and price per pound as well as the addition of new customers.

Gross profit increased $877,000 in 1999 after suffering a $216,000 decline during 1998 as compared to 1997. The majority of costs at Chemtrusion are fixed. In 1998, the Houston facility added fixed costs as it positioned itself for anticipated increases in toll compounding volume. Chemtrusion's national marketing director, hired in 1998, has generated business at the Houston facility that has increased the facility's overall sales volume and gross profit. Gross profit as a percentage of sales was 38.9%, 34.3% and 32.7% for the years ended December 31, 1997, 1998 and 1999, respectively. The Mytex facility recognizes revenue as cost plus a management fee. The cost of goods sold at the Mytex facility increases at a rate faster than the increase in management fee, especially during years of plant expansion. Therefore, the rise in cost of sales as compared to the increase in management fee from this facility results in lower gross margins during these periods.

Chemtrusion's combined income from operations was approximately $330,000 for the year ended December 31, 1999. The parent company contributed approximately $1,009,000 in expenses, which resulted in a consolidated loss from continuing operations of $679,000 for 1999. With the sale of the business of InterSystems Nebraska, certain additional parent company expenses have been eliminated. The full effect of this reduction will be realized in year 2000, which will assist in improving the profitability of the Company.

Selling, general and administrative expenses remained constant as a percentage of sales for the years ended December 31, 1997 and 1998. For the year ended December 31, 1999, as a result of increased tolling volume at both the Mytex and Houston facilities, the percentage of selling, general and administrative expenses to sales decreased approximately 4% to 26%. With the sale of the business of InterSystems Nebraska, certain parent company expenses have been eliminated and the full effect of this reduction will be experienced in year 2000. Selling, general and administrative expense increased approximately $367,000 from the year ended December 31, 1997 to December 31, 1998 and $333,000 from the year ended December 31, 1998 to December 31, 1999. The dollar increase is attributable to the plant expansion at the Mytex facility and the increase in fixed costs at the Texas facility to accommodate anticipated increases in tolling volume.

Interest expense increased $453,000 in 1999 as compared to 1998. Installation of two new compounding lines in the third quarter 1998 and first quarter 1999, respectively, at the Mytex facility contributed $332,000 of the increase. The Texas facility completed major improvements to one of its compounding lines in 1999, which were financed through a financial institution. Interest expense during 1999 for these improvements was approximately $32,000. The parent company borrowed funds for working capital during 1999. The interest expense for 1999 associated with this loan was approximately $66,000.

Subsequent to December 31, 1999, the outstanding principal amount of the Company's 10% Subordinated Convertible Debentures, Series A, due June 30, 2001, were prepaid utilizing proceeds from the sale of InterSystems Nebraska. The prepayment of these bonds will save the Company $65,000 of interest expense in the year 2000 and $32,500 in the year 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities were $1,331,000, $925,000, and $1,600,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease from the 1997 period to the 1998 period was primarily a result of an increase in trade receivables. The increase from the 1998 period to the 1999 period was attributable to an increase in depreciation expense coupled with a non-cash charge for the cumulative effect of change in accounting principle. Additionally, changes in current assets and liabilities were not as great for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

Cash flows from investing activities were ($2,349,000), ($3,881,000) and $4,101,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The dramatic change from the 1998 period to the 1999 period was due principally to net proceeds from the disposal of the business of InterSystems Nebraska of $5,603,000.

Cash flows from financing activities increased $1,888,000 from the 1997 period to the 1998 period, primarily as a result of increased financing attributable to plant expansion at the Mytex facility. As compared to the 1998 period, cash flows from financing activities for the 1999 period decreased $2,973,000. Proceeds from borrowings under promissory notes in 1999 were $1,354,000. The proceeds were used primarily to finance equipment purchases for the Mytex facility. Repayments of long-term debt and capital lease obligations amounted to $2,066,000 during 1999.

The Company anticipates that its future working capital and cash needs will be satisfied from the operations of Chemtrusion, which is expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing on favorable terms.

In January 1999, the Company arranged for short-term working capital financing by executing a note in the amount of $200,000 with a private lender. The note bore interest at an annual rate of 15%, with monthly interest payments of $2,500. The note was paid in full in December 1999.

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 and expires April 21, 2000. The agreement, which provides working capital for the Houston facility, bears interest at the bank's prime rate plus 1% (9.5% at December 31, 1999) and is collateralized by Chemtrusion's inventory and accounts receivable. As of December 31, 1999, borrowings were $300,000. The line of credit agreement requires Chemtrusion to satisfy certain financial covenants including maintenance of minimum net worth, a debt to equity ratio and a cash flow to debt coverage ratio.

During March 1999, Chemtrusion arranged for a $410,000 capital lease with a financial institution to provide for capital improvements to one of its compounding lines at the Houston facility. The financing arrangement requires 47 monthly principal and interest payments in the amount of $9,975 each, bears interest at the rate of 10.42% per annum, and contains a purchase option of $40,000 at the end of the lease term.


At December 31, 1998, Chemtrusion had advances payable to Mytex totaling $1,220,520 under a construction loan agreement bearing interest at 7%. The advances were used to acquire additional equipment for the Mytex facility. During 1999, the Company and Mytex finalized a term loan agreement governing these advances, as well as additional advances of $1,338,672 made during 1999 to complete the project, with terms similar to those contained in the original Mytex Agreement and subsequent amendments entered into with Mytex to construct and add additional equipment and improvements at Mytex facility.

The Company adjusts the deferred tax asset valuation allowance based on judgments as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

NEW ACCOUNTING PRONOUNCEMENT: NONE APPLICABLE

YEAR 2000 COMPLIANCE

In early 1998, InterSystems, Inc. and its subsidiaries initiated their Year 2000 compliance project. The evaluation addressed internal hardware and software, production machinery, key vendors, customers and other significant third parties. Neither the Company nor its subsidiary experienced any Y2K disruptions, nor did any entity expend any significant amounts during 1999 to ensure Y2K compliance. There can be no assurance that a Year 2000 problem will not occur. However, most key dates relating to potential Year 2000 problems have passed.

FORWARD LOOKING STATEMENTS

This annual report for the year ended December 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include time deposits, notes receivable, notes payable and long-term debt. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

In determining that the carrying value of the 7% long-term debt approximates market value, the Company considered its relationship with the lender and the ability of the Company to require the lender to acquire the facility in which the proceeds of the long-term debt was used to construct. See "Mytex Facility" on page 3 and Note 4 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms and their dispersion across geographic areas.

Available-for-sale securities are based on quoted market prices.

The Company's interest rates on lines of credit fluctuate based on the financial institutions' prime lending rate.

ITEM 8: FINANCIAL STATEMENTS: The financial statements filed as part of this report include:

                                                                                        Page
                                                                                        ----
                Report of Independent Certified Public Accountants .....                 F-2

                Consolidated Balance Sheets as of
                December 31, 1999 and 1988 .............................                 F-3

                Consolidated Statements of Income
                for the years Ended December 3l, 1999, 1998 and 1997 ...                 F-4

                Consolidated Statements of Comprehensive Income
                for the Years Ended December 3l, 1999, 1998 and 1997 ...                 F-5

                Consolidated Statements of
                Shareholders' Equity
                for the Years Ended December
                31, 1999, 1998 and 1997 ................................                 F-6

                Consolidated Statements of
                Cash Flows for the Years Ended
                December 3l, 1999, 1998 and 1997 .......................                 F-7

                Notes to Consolidated Financial
                Statements .............................................         F-8 to F-22

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.



                [The rest of this page intentionally left blank.]

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

The Directors and the Executive Officers of the Company are set forth below. In 1988, the Company adopted a classified Board of Directors. At each annual meeting, the successors to the class of directors whose term expires at that meeting are elected to serve a three-year term and until their successors are elected and qualified.

Name                                   Age     First Elected            Term Expires
----                                   ---     -------------            ------------
Daniel T. Murphy                       61          1986                     2000
William Lurie                          69          1995                     2000

Herbert M. Pearlman                    67          1984                     2001
Fred S. Zeidman                        53          1993                     2001
John E. Stieglitz                      69          1991                     2001

David S. Lawi                          65          1984                     2002
Walter M. Craig, Jr.                   46          1993                     2002

PRINCIPAL OCCUPATION OVER THE PAST FIVE YEARS AND OTHER DIRECTORSHIPS OF NOMINEE OR DIRECTOR

HERBERT M. PEARLMAN Mr. Pearlman has been Chairman of the Company's Board of Directors since March 1984, and he assumed the title of acting president of the Company in December 1999 following the sale of the business of InterSystems Nebraska. He was appointed President of the Company in January 2000. Since 1980, he has served as President, Chief Executive Officer and a Director of Helm Capital Group, Inc., a public holding company and the holder of 15% of the Company's common stock ("Helm"). Since June 1984, he has been Chairman of the Board of Helm. Mr. Pearlman is Chairman of the Board of Directors of Seitel, Inc. ("Seitel"). Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry. In 1990, Mr. Pearlman became Chairman of the Board of Unapix Entertainment, Inc. ("Unapix"), an American Stock Exchange company which is engaged in marketing and distributing films and television products. In February 1999, Mr. Pearlman assumed the additional role of Chief Executive Officer of Unapix.

WALTER M. CRAIG, JR. For the past seven years, Mr. Craig has been President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies, and as President of the Fund, since 1993. Mr. Craig has been a Director of Seitel since 1987. He has also served as Executive Vice President and Chief Operating Officer of Helm since 1993. Prior thereto, Mr. Craig served as Vice President for business and legal affairs for Helm.

DAVID S. LAWI Mr. Lawi has been Secretary of the Company since March 1984. He was elected Chairman of the Executive Committee in October 1986. He has been Secretary and a Director of Helm since 1980, and served as Executive Vice President of Helm from 1980 until 1992. Since 1982 he has been a Director of Seitel and has been Chairman of Seitel's Executive Committee since 1989. In 1993 he became Secretary and Treasurer of Unapix, and a Director and Chairman of the Executive Committee of Unapix.

WILLIAM LURIE Mr. Lurie was first elected to the Board of Directors in November 1995. Mr. Lurie is presently serving as Chairman and a Director of The Foundation for Prevention & Early Resolution of Conflicts. He also serves as a Director of Mineral Technologies, Inc. Since May 1997, Mr. Lurie has served as Chairman of the Board of Eagle Geophysical, Inc., a public company engaged in the business of the acquisition of seismic information. Prior thereto, he spent almost 20 years with General Electric Company and ten years with International Paper Company in legal and management positions, including General Counsel, and thereafter served as President of The Business Roundtable for ten years.

DANIEL T. MURPHY Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997, and from July 1999 to date. Mr. Murphy joined Helm in May 1984 as Vice President and Chief Financial Officer. In January 1996, he was appointed Vice President and Chief Financial Officer of Unapix. In 1998, Mr. Murphy became a director of Teletrak Environmental Systems, Inc. ("Teletrak"), a public company engaged in the manufacturing of mucking pumps for environmental and industrial applications.

JOHN E. STIEGLITZ Mr. Stieglitz was elected to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986 and a director of Seitel since 1989.

FRED S. ZEIDMAN In December 1999, Mr. Zeidman was appointed Executive Vice President of Enduro Systems, Inc., a manufacturer of engineered or technically oriented products and the purchaser of the business of InterSystems Nebraska. From 1993 until December 1999, he served as President and Chief Executive Officer of the Company. He served as President of Interpak Terminals, Inc., a wholly-owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until July 1997 when Interpak was sold by Helm. Previously, Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financings.

COMMITTEES AND ATTENDANCE

        During 1999, the Company's Board of Directors held four meetings, which were attended by all of the directors then in office, except that Mr. Zeidman did not attend those meetings which concerned the approval of the sale of the business of the Company's Nebraska subsidiary to Enduro Systems, Inc. due to a conflict of interest.

        The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee is comprised of Messrs. Pearlman, Lawi and Zeidman. The function of the Executive Committee is to act on an interim basis for the full Board. The Executive Committee did not meet separately from the full Board of Directors during 1999. The Audit Committee and the Compensation Committee presently are comprised of Messrs. Stieglitz and Lurie. The Audit Committee and the Compensation Committee did not meet separately from the full Board of Directors during 1999.

COMPENSATION OF DIRECTORS

        Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year. All compensation to Mr. Lurie was deferred. The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties.

SIGNIFICANT EMPLOYEES

        In addition to Messrs. Pearlman, Murphy and Lawi, the Company has one additional significant employee. Scott Owens, 36, has served as President of Chemtrusion since 1993. In this capacity, he is responsible for the operations, and oversees all aspects of facility expansion, at both the Houston and Mytex facilities. Prior to 1993, Mr. Owens was employed by Chemtrusion in various capacities including Project Engineer, Site Manager, Vice President of Manufacturing and Executive Vice President.

         Messrs. Pearlman, Murphy and Lawi allocate their business time to the Company and other affiliated businesses including Helm, Unapix and Seitel.

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

ITEM 10: EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers who earned at least $100,000 during 1999. See "Employment Arrangements; Termination of Employment Arrangements" below.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
Name and Principal                     -------------------                           All Other
Position                              Year           Salary         Bonus(1)      Compensation(2)
--------                              ----           ------         --------      ---------------
FRED S. ZEIDMAN,                      1999         $110,000         $117,180         $ 30,308
President and                         1998          100,000           15,000           33,063
Chief Executive                       1997          100,000           15,000               --
Officer  until 12/1/99

HERBERT M. PEARLMAN,                  1999          100,000          146,476           60,246
Chairman; Chief Executive             1998          100,000           20,934           76,250
Officer after 12/1/99                 1997          100,000               --           57,496

DAVID S. LAWI,                        1999           50,000           73,238           36,180
Chairman of Executive                 1998           50,000           10,467           36,180
Committee; Secretary                  1997           50,000               --           36,180

SCOTT OWENS                           1999          125,000           26,759               --
President and Chief Executive         1998          125,000            6,729               --
Officer, Chemtrusion, Inc.            1997          125,000           11,222               --

(1) For 1999 consists primarily of bonus based upon gain of sale of business of InterSystems Nebraska.

(2) Represents premiums on insurance policies and auto allowance.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

        The following table sets forth aggregated option exercises in the last fiscal year, if any, the number of unexercised options and fiscal year-end values of in-the-money options for the Chief Executive Officer(s). All options were out-of-the-money at December 31, 1999. No options were granted to officers in 1999.


                                                                                                   Value of
                                                                          Number of               Unexercised
                           Shares                                        Unexercised             In-the-money
                          Acquired                                       Options at               Options at
                             on                                        Fiscal year end          Fiscal year end
                          Exercise                Value                 Exercisable/             Exercisable/
Name                        (#)                Realized ($)             Unexercisable            Unexercisable
----                      --------             ------------             -------------            -------------
FRED S.
ZEIDMAN                      --                     --                    500,000/ -                 - / -

HERBERT M.
PEARLMAN                     --                     --                    100,000/ -                 - / -

DAVID S. LAWI                --                     --                     50,000/ -                 - / -

SCOTT OWENS                  --                     --                     75,000/ -                 - / -

         EMPLOYMENT ARRANGEMENTS; TERMINATION OF EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the named executive officers of the Company are set forth below. At December 31, 1999, the Company had not entered into an employment agreement with Mr. Owens.

ZEIDMAN AGREEMENT AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

        In 1993, Mr. Zeidman and the Company entered into a three-year employment agreement pursuant to which Mr. Zeidman served as President and Chief Executive Officer of the Company. The agreement was renewable on a year to year basis provided that notice of termination was not given. In 1997, Mr. Zeidman's agreement was amended to provide for a base salary of $100,000, increasing to $125,000 when earnings before taxes ("EBT") exceeds $1 million and $150,000 when EBT exceeds $1.5 million. In addition, his bonus will be 4% of EBT, reducing to 3% of EBT when his salary reaches $150,000. For the years 1998, 1999 and 2000, EBT shall mean EBT over $0; for the years 2001, 2002 and 2003, EBT shall mean EBT over $250,000 and thereafter, EBT shall increase by $250,000 every three years.

        Upon execution of the employment agreement, Mr. Zeidman also received options to purchase 200,000 shares of Common Stock at $2.00 per share and options to purchase 200,000 shares of Common Stock at $3.00 per share which are fully vested. These options, which originally expired in 1998, were extended for an additional three years at $2.25 per share and $2.75 per share, respectively.

        In connection with the sale of the business of InterSystems Nebraska, Mr. Zeidman resigned his position with the Company to join the purchaser effective December 1, 1999. His employment agreement with the Company was terminated by mutual agreement effective the closing date. Pursuant to the terms of his termination agreement, Mr. Zeidman surrendered to the Company 100,000 shares of Common Stock, which he had purchased in 1993 in exchange for a promissory note in the amount of $100,000. The principal amount of the note, together with accrued interest thereon, less the market value of the stock surrendered, was written off by the Company in 1999. Mr. Zeidman presently has retained his position as a director of the Company and, accordingly, all stock options granted to him during the course of his employment with the Company will remain in effect in accordance with their respective terms so long as he serves the Company in this capacity.

PEARLMAN AGREEMENT

         Mr. Pearlman is a party to an employment agreement which provides for his employment as Chairman of the Company for a term ending December 31, 1997, and renewable thereafter at the Company's option on a year to year basis. The agreement, as amended, provides for a base salary of approximately $240,000, which has been voluntarily reduced to $100,000. In addition, Mr. Pearlman is entitled to an annual bonus equal to 5% of the Company's consolidated pre-tax profits.

        Upon a change in control of the Board, the agreement provides that each officer may terminate his employment under the agreement upon 18 months notice and receive, upon conclusion of that period, after diligently carrying out his duties, a lump sum severance payment equal to 18 months salary. The agreement provides that upon the expiration of the term, if the officer's employment is not continued, he will be entitled to a severance payment of two years' salary continuation (unless employment is secured elsewhere).

        If employment continuation is offered but declined by the officer, the officer must act as a consultant for two years at 50% of his latest salary, during which time he may not provide services for any competitors.

        In September 1997, the Company and Mr. Pearlman agreed to an amendment to his employment agreement which provides for a bonus of 5% of EBT and an increase in base salary to $125,000 when EBT exceeds $1 million, $150,000 when EBT exceeds $1.5 million, $175,000 when EBT exceeds $2.0 million and $200,000 when EBT exceeds $2.5 million. In addition, the contract was extended for five years until June 30, 2002, with a two-year evergreen renewal feature thereafter.

LAWI AGREEMENT

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Compensation Committee of the Board of Directors consists of Messrs. John Stieglitz and William Lurie, neither of who is or was an officer of the Company or its subsidiaries. No executive officer of the Company served as a member of the compensation committee, or in the absence of such a committee, as a director of another entity, one of whose executive officers served as a member of the Company's compensation committee.

BOARD COMPENSATION COMMITTEE REPORT OF EXECUTIVE COMPENSATION.

         The Company, with the approval of the full Board of Directors, has adopted a policy of long-term employment contracts for its executive officers, the terms of which are described elsewhere in this Annual Report. In addition, the Compensation Committee, comprised solely of non-employee directors, has implemented performance-based compensation in the form of bonuses based upon earnings and stock option awards.

         Upon his appointment in 1993, the Company entered into an employment agreement with Mr. Zeidman, who served as President of the Company until December 1, 1999. Mr. Zeidman's agreement provided for a base salary of $150,000, with the opportunity to earn additional compensation in the form of bonuses tied to the Company's operating performance and stock option grants. Mr. Zeidman resigned as President of the Company effective December 1, 1999 in connection with the sale of the business of InterSystems Nebraska, but remains a member of the Board of Directors. The terms of his termination agreement are described in "Employment Arrangements; Termination of Employment Arrangements" above.

         In view of the Company's inconsistent profitability and declining stock prices over the past several years, the executive officers have, from time to time, agreed to voluntary salary reductions. Most recently, in 1997, Messrs. Pearlman, Zeidman and Lawi agreed to further salary reductions for an additional year to $100,000, $100,000 and $50,000, respectively, subject to adjustments for increases in earnings before taxes. These reductions were offset in part by contingent bonuses of 5%, 4% and 2.5% of net profits, if any, of the Company payable to Messrs. Pearlman, Zeidman and Lawi, respectively. These arrangements were approved by the entire Board of Directors in 1997, with Messrs. Pearlman, Zeidman and Lawi abstaining, and remain in effect.

         With the resignation of Mr. Zeidman, Mr. Pearlman assumed the title of Acting President of the Company effective December 1, 1999 and was appointed President on January 12, 2000 by the Board of Directors. His compensation arrangements, discussed above, which are principally based upon performance, were not amended in connection with this appointment.

         Bonuses earned during 1999, as reported in the Summary Compensation Table on page 15, are considerably higher than in prior years due to the gain on the sale of the business of InterSystems Nebraska.

Options

         In 1997, the Company, with the approval of the Compensation Committee, adopted the 1997 Incentive Stock Option Plan (the "1997 Plan"). After approval of the 1997 Plan by the stockholders, the Company granted approximately 440,000 incentive stock options to employees of the Company, exercisable at $2.125. On December 11, 1998, the Board of Directors, with the approval of the Compensation Committee, unanimously resolved to adjust the price of these options, from $2.125 to $1.50 per share. On that date, the closing price of the common stock as reported on the American Stock Exchange was $1.0625. The purpose of this adjustment was to incentivize management and employees by bringing the exercise price of the options within range of the current trading price of the stock. When the options were granted in September 1997, the common stock was trading at prices much higher than historical levels. Although the Company had been profitable for 1997 and 1998, the price of its common stock fell considerably during 1998.

         The options which were repriced included 414,000 incentive stock options granted under the 1997 Stock Option Plan with an original exercise price of $2.125, and 115,000 non-plan options granted simultaneously with the Plan options, also with an exercise price of $2.125. Repriced options held by executive officers included 100,000 held by Mr. Pearlman, 100,000 held by Mr. Zeidman, 50,000 held by Mr. Lawi and 50,000 held by Mr. Owens.

         In 1999, contemporaneously with the sale of the business of the Nebraska subsidiary, the Board of Directors resolved to pay $.20 per incentive stock option granted under the 1997 Plan and held by employees of the InterSystems Nebraska subsidiary whose employment with the Company (and options) terminated effective the closing date. The total cost to the Company on account of this payment was $34,400.

The Compensation Committee

William Lurie
John E. Stieglitz


PERFORMANCE GRAPH

     The graph set forth below presents a comparison of cumulative shareholder return for the Company's common stock for the preceding five years, as compared to the AMEX Broad Market Index and a selected group of 20 companies listed on the AMEX with similar market capitalization. The Company selected an index based upon similar market capitalization because it was unable to identify a peer group of companies since, to the Company's knowledge, there are no companies listed on the AMEX which are engaged in the business of the Company's subsidiary. The companies comprising the peer group index are AMEX listed companies with a market capitalization on December 31, 1999 of between $4 million and $5million and are identified below:

Peer Group Companies

Airport Systems International Inc. (ASY)

Avenue Entertainment Group Inc. (PIX)

Capital Alliance Income Trust (CAA)

Dairy Mart Convenience Stores, Convertible Class B (DMC)

Digital Power Corp (DPW)

Driver-Harris Company (DRH)

Exx Inc. Class B (EXX.B)

Farmstead Telephone Group Inc. (FTG)

Hallmark Financial Services Inc. (HAF)

Mcrae Industries Inc. Class B (MRI.B)

Multigraphics Inc. (MTI.UX)

Oriole Homes Corp. Class B (OHC.B)

OTR Express Inc. (OTR)

QC Optics Inc. (OPC)

Stage II Apparel Corp. (SA)

Surety Capital Corp. (SRY)

Teletouch Communications Inc. (TLL)

Thermwood Corp. (THM)

Top Air Manufacturing Inc. (TPC)

Wellington Properties Trust (WLPT.UX)

(1) Assumes $100 invested on December 31, 1994 in InterSystems, Inc. common stock, the AMEX Broad Market and the peer group companies described above, and assumes reinvestment of dividends.


                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                           AMONG INTERSYSTEMS, INC.,
                     AMEX MARKET INDEX AND PEER GROUP INDEX



                                  [LINE GRAPH]


                                  1994         1995         1996         1997         1998         1999
                                  ----         ----         ----         ----         ----         ----
        INTERSYSTEMS, INC        100.00       154.55        77.27       136.36        72.73        40.91
         PEER GROUP INDEX        100.00        81.19        73.27        72.35        38.17        25.02
         AMEX MARKET INDEX       100.00       128.90       136.01       163.66       161.44       201.27


                     ASSUMES $100 INVESTED ON JAN. 01, 1995
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 1999

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of March 15, 2000 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                                          Amount and Nature
                                          of Beneficial          Percent of
Name                                      Ownership (1)(2)       Class (2)
----                                      ----------------       ---------
BENEFICIAL HOLDERS
Helm Capital Group, Inc.                  1,188,399(3)           15.0%
537 Steamboat Road
Greenwich, CT 06830

Strategic Growth                            678,000(4)            8.1%
International, Inc.
111 Great Neck Road
Great Neck, N.Y. 11021

William Walters                             441,500               5.6%
c/o Whale Securities Co., L.P.
650 Fifth Avenue
New York, N.Y. 10019

OFFICERS AND DIRECTORS
Fred S. Zeidman                             683,163(5)            8.1%
7115 Clinton Drive
Houston, Texas 77020

Herbert M. Pearlman                         606,957(6)            7.3%
537 Steamboat Road
Greenwich, CT 06830

David S. Lawi                               354,923(7)            4.3%
537 Steamboat Road
Greenwich, CT 06830

Walter M. Craig, Jr                          17,220(8)              *
Daniel T. Murphy                             25,232(9)              *
John E. Stieglitz                            48,290(10)             *
William Lurie                                20,000(11)             *
Scott Owens                                  75,156(12)             *

All executive officers
and directors
as a group (8 persons)                    1,830,941(13)          39.2%

----------------------
* Less than 1%

(1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3) Includes shares issuable upon exercise of Common Stock Purchase Warrants expiring December 31, 2001 at $2.00 per share (the "Dividend Warrants")(6,035). In August 1999, the Company extended the expiration date of the Dividend Warrants from December 31, 1999 to December 31, 2001, and lowered the exercise price from $3.50 to $2.00 per share.

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

(6) Includes shares issuable upon exercise of 1997 Options (100,000), Dividend Warrants (77,551), Warrants (45,000), and Common Stock Purchase Warrants expiring July 11, 2000 at $1.125 per share issued in lieu of compensation (the "Employment Warrants") (100,000), 1996 Warrants (60,000).

(7) Includes shares issuable upon exercise of 1997 Options (50,000), Dividend Warrants (73,875), Employment Warrants (50,000) and 1996 Warrants (60,000).

(8)    Includes shares issuable upon exercise of Dividend Warrants (4,000).

(9)    Includes shares issuable upon exercise of Dividend Warrants (3,750).

(10) Includes shares issuable upon exercise of Warrants (5,000) and 1997 Warrants (10,000).

(11)   Includes 20,000 shares issuable upon exercise of stock options.

(12)   Includes 75,000 shares issuable upon exercise of stock options.

(13) Includes shares issuable upon exercise of stock options (430,000), 1997 Options (325,000), Dividend Warrants (159,176), Warrants (65,000), Employment Warrants (150,000) and 1996 Warrants (150,000).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1999, management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based upon certain formulas which management deems to be reasonable. During 1999, the Company paid $58,980 to Helm on account of these services. Messrs. Pearlman, Lawi and Stieglitz are officers and directors, and Messrs. Craig and Murphy are officers, of Helm. Helm owns 15% of the Common Stock of the Company.

         In December 1998, Helm granted to the Company a five year option to purchase all of Helm's 1,353,013 shares of common stock in Teletrak Environmental Systems, Inc. (OTCBB:TAES) for $.50 per share. The purpose of this grant was to induce the Company to participate to the extent of $122,500 in a private placement of Teletrak units consisting of one share of common stock and one-half common stock purchase warrant for $.50 per unit. In 1998, the Company had invested $72,500 in this private placement and satisfied its commitment for an additional $25,000 in 1999. Helm, which had reserved the right to dispose of the shares at any time subject to prior notice to the Company, sold its position in September 1999 for $200,000.

         In connection with the sale of the business of InterSystems Nebraska, InterSystems Nebraska paid to Helm $76,000 in full settlement of all remaining obligations to Helm under a royalty agreement between Helm and InterSystems Nebraska which was terminated contemporaneously with the closing of the sale. Pursuant to the royalty agreement, which by its terms expires September 1, 2008, Helm received approximately $13,000 per year.

         In connection with the sale of the business of InterSystems Nebraska, Mr. Zeidman surrendered to the Company 100,000 shares of Common Stock which he had purchased in 1993 in exchange for a promissory note in the amount of $100,000. The principal amount of the note, together with accrued interest thereon of $51,132, less the market value of the stock surrendered, was written off by the Company in 1999.

         On January 15, 2000, the Company prepaid $650,000 principal amount of its outstanding 10% Convertible Debentures, Series A, due June 30, 2001, plus accrued interest. The purpose of the prepayment was to reduce indebtedness which carried a high rate of interest, utilizing proceeds from the sale of the business of InterSystems Nebraska. Each of Messrs. Pearlman and Lawi held $200,000 principal amount of these 10% Debentures

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
                Report of Independent Certified Public
                Accountants .............................................                 F-2

                Consolidated Balance Sheets as of
                December 31, 1999 and 1999 ..............................                 F-3

                Consolidated Statements of Income
                for  the years Ended December 3l, 1999, 1998 and 1997 ...                 F-4

                Consolidated Statements of Comprehensive Income
                for  the Years Ended December 3l, 1999, 1998 and 1997 ...                 F-5

                Consolidated Statements of
                Shareholders' Equity
                for the Years Ended December
                31, 1999, 1998 and 1997 .................................                 F-6

                Consolidated Statements of
                Cash Flows for the Years Ended
                December 3l, 1999 and 1998 ..............................                 F-7

                Notes to Consolidated Financial
                Statements ..............................................         F-8 to F-22

(2) FINANCIAL STATEMENT SCHEDULES

                Valuation and Qualifying Accounts
                For the Years Ended December 31, 1999, 1998
                and 1997 ................................................                F-23

(3) EXHIBITS

                                                                                FILED AS AN EXHIBIT TO THE
                                                                                COMPANY'S [DOCUMENT]
NUMBER   DESCRIPTION                                                            OR FILED HEREWITH
------   -----------                                                            -----------------
3.1      Restated Certificate of Incorporation dated
         March 22, 1999                                                         1998 10-KSB

3.2      By-Laws, as amended and restated on January
         8, 1998                                                                1997 10-KSB

4.1      Form of 10% Convertible Debenture
         due June 30, 2001                                                      1991 10-K

4.2      Form of Common Stock Purchase Warrant
         expiring December 31, 2001                                             1991 10-K

4.3      Form of Common Stock Purchase Warrant
         expiring June 30, 2000                                                 S-3 (No. 333-00003)

4.4      Form of Common Stock Purchase Warrant
         expiring July 30, 2000                                                 1995 10-KSB

4.5      Form of Common Stock Purchase Warrant
         expiring October 29, 2001                                              1996 10-KSB

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

10.2     Employment and Deferred Compensation
         Agreement between Company
         and Herbert M. Pearlman                                                1988 10-K

10.3     Employment and Deferred Compensation
         Agreement between Company
         and David S. Lawi                                                      1988 10-K

10.4     Amendment to Employment Agreement between
         Company and Herbert M. Pearlman                                        1994 10-KSB

10.5     Amendment to Employment Agreement between
         Company and David S. Lawi                                              1994 10-KSB

10.6     Toll Compounding Contract dated April 1,                               1994 10-KSB
         1994 between Chemtrusion, Inc. and Himont
         U.S.A., Inc.

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

21.1     Subsidiaries: Chemtrusion, Inc., a Delaware corporation

23.1     Consent of BDO Seidman, LLP to incorporation by                        Filed Herewith
         reference of their opinion into filed
         registration statements

(b) REPORTS OF FORM 8-K: The Company filed a Report of Form 8-K on December 16, 1999 which reported on the sale of the business of InterSystems Nebraska. The 8-K contains unaudited pro forma financial statements for the Company for the nine months ended September 30, 1999, giving effect to the sale of assets.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2000.

                                   INTERSYSTEMS, INC.


                                  By: /s/ Herbert M. Pearlman
                                      ---------------------------
                                          Herbert M. Pearlman
                                          President,
                                          Chief Executive Officer

                                  By: /s/ Daniel T. Murphy
                                      ---------------------------
                                          Daniel T. Murphy
                                          Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman                      Chairman of the Board              March  29, 2000
------------------------
    Herbert M. Pearlman


/s/ Fred S. Zeidman                          Director, President and            March   29, 2000
------------------------                     Chief Executive Officer
    Fred S. Zeidman


/s/ Daniel T. Murphy                         Director                           March   29, 2000
------------------------
    Daniel T. Murphy


/s/ David S. Lawi                            Director, Secretary                March   29, 2000
------------------------
    David S. Lawi


/s/ Walter M. Craig, Jr.                     Director                           March   29, 2000
------------------------
    Walter M. Craig, Jr.


/s/ John Stieglitz                           Director                           March   29, 2000
------------------------
    John Stieglitz


/s/ William Lurie                            Director                           March   29, 2000
------------------------
    William Lurie

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
INTERSYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS:

       Report of Independent Certified Public Accountants..............        F-2
       Consolidated Balance Sheets as of December 31, 1999 and 1998 ...        F-3
       Consolidated Statements of Income for the Years Ended
         December 31, 1999, 1998 and 1997 .............................        F-4
       Consolidated Statements of Comprehensive Income for
         the Years Ended December 31, 1999, 1998 and 1997..............        F-5
       Consolidated Statements of Shareholders' Equity
         for the Years Ended December 31, 1999, 1998 and 1997 .........        F-6
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997 .............................        F-7
       Notes to Consolidated Financial Statements......................        F-8 - F-22
       Schedule II - Valuation and Qualifying Accounts.................        F-23

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Shareholders of InterSystems, Inc.
   Houston, Texas



We have audited the accompanying consolidated balance sheets of InterSystems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, in 1999 the Company sold the business of its Nebraska subsidiary ("InterSystems Nebraska"), which represented the industrial products segment of the Company. Accordingly, the accompanying consolidated financial statements presents InterSystems Nebraska as a discontinued operation for all periods presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.




                                           BDO Seidman, LLP


Houston, Texas
February 23, 2000

                              INTERSYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                     1999            1998
                                                                   --------        --------
                        ASSETS
Current Assets:
   Cash and cash equivalents ...............................       $  4,877        $    132
   Marketable equity securities ............................             65              94
   Trade receivables, less allowance of $38 and $20 (Note 4)          1,507           1,391
   Inventories (Note 4) ....................................             78              76
   Prepaid expenses and other ..............................            166             276
   Net assets of discontinued operations (Note 10) .........             --           1,752
                                                                   --------        --------

     Total Current Assets ..................................          6,693           3,721

Cash in escrow (Note 10) ...................................            250              --
Note receivable (Note 10) ..................................            500              --
Property, equipment and leasehold improvements, net
   (Notes 2, 3 and 4) ......................................         21,329          21,240
Other assets ...............................................             54             210
                                                                   --------        --------

                                                                   $ 28,826        $ 25,171
                                                                   ========        ========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term advances (Note 3) ............................       $     --        $  1,220
   Current portion of long-term debt (Note 4) ..............          2,205           1,986
   Subordinated debentures, current (Note 6) ...............            646              --
   Accounts payable ........................................            539             424
   Accrued expenses:
     Compensation (Note 10) ................................            732             107
     Other .................................................            546             552
                                                                   --------        --------

     Total Current Liabilities .............................          4,668           4,289

Long-term debt, less current maturities (Note 4) ...........         17,178          16,359
Subordinated debentures (Note 6) ...........................             --             642
                                                                   --------        --------

     Total Liabilities .....................................         21,846          21,290
                                                                   --------        --------

Commitments and Contingencies (Notes 8 and 9)

Shareholders' Equity (Note 8):
   Preferred stock, $.01 par value, 5,000 shares authorized;
     -0- shares issued and outstanding .....................             --              --
   Common stock, $.01 par value, 20,000 shares authorized;
     7,926 and 7,919 shares issued and outstanding .........             79              79
   Additional paid-in capital ..............................          7,992           7,769
   Accumulated other comprehensive loss ....................           (150)            (96)
   Deficit .................................................           (642)         (3,617)
   Treasury stock, 257 and 88 shares at cost ...............           (299)           (154)
   Note receivable for sale of stock (Note 7(e)) ...........             --            (100)
                                                                   --------        --------

     Total Shareholders' Equity ............................          6,980           3,881
                                                                   --------        --------

                                                                   $ 28,826        $ 25,171
                                                                   ========        ========

                              INTERSYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999            1998            1997
                                                            --------        --------        --------

Net sales (Notes 9(a) and 12) .......................       $ 14,746        $ 11,504        $ 10,704
Cost of sales .......................................          9,923           7,558           6,542
                                                            --------        --------        --------
     Gross profit ...................................          4,823           3,946           4,162
Selling, general and administrative expenses ........          3,760           3,427           3,060
Interest income .....................................            (25)             (9)             (9)
Interest expense ....................................          1,770           1,317           1,267
Other ...............................................             (3)            (14)            (16)
                                                            --------        --------        --------
     Loss from continuing operations ................           (679)           (775)           (140)
                                                            --------        --------        --------

Discontinued operations (Note 10):
   Income from discontinued operations of
     InterSystems Nebraska ..........................            821           1,218             559
   Gain on disposal of InterSystems Nebraska ........          3,184              --             150
                                                            --------        --------        --------
     Income from discontinued operations ............          4,005           1,218             709
                                                            --------        --------        --------
     Net Income Before Cumulative Effect of Change in
          Accounting Principle ......................          3,326             443             569
     Cumulative Effect of Change in
          Accounting Principle (Note 13) ............            134              --              --
                                                            --------        --------        --------
     Net Income .....................................       $  3,192        $    443        $    569
                                                            ========        ========        ========

Net income (loss) per common share (Note 1):

   Net income (loss) per common share:
     Basic:
       Continuing operations ........................       $   (.09)       $   (.10)       $   (.02)
       Income from discontinued operations ..........            .10             .16             .08
       Gain on disposal .............................            .42              --             .02
       Cumulative effect of change in Accounting
            Principle (Note 13) .....................           (.02)             --              --
                                                            --------        --------        --------

                                                            $    .41        $    .06        $    .08
                                                            ========        ========        ========
     Assuming dilution:
       Continuing operations ........................       $   (.09)       $   (.10)       $   (.02)
       Income from discontinued operations ..........            .10             .15             .08
       Gain on disposal .............................            .42              --             .02
       Cumulative effect of change in Accounting
            Principle (Note 13) .....................           (.02)             --              --
                                                            --------        --------        --------

                                                                 .41        $    .05        $    .08
                                                            ========        ========        ========

Weighted average number of common shares
  outstanding - basic ...............................          7,830           7,798           6,746
                                                            ========        ========        ========
Weighted average number of common shares
  outstanding - assuming dilution ...................          7,830           8,156           7,086
                                                            ========        ========        ========

         See accompanying notes to consolidated financial statements

                              INTERSYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (IN THOUSANDS)



                                                   1999         1998        1997
                                                  -------        -----        ----

Net income ................................       $ 3,192        $ 443        $569

Other comprehensive income:
   Unrealized gain (loss) on available-for-
      sale securities .....................           (54)        (127)         31
                                                  -------        -----        ----

Comprehensive income ......................       $ 3,138        $ 316        $600
                                                  =======        =====        ====

         See accompanying notes to consolidated financial statements

                               INTERSYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      ACCUMULATED
                                                                                        OTHER
                                                   COMMON STOCK        ADDITIONAL    COMPREHENSIVE
                                               --------------------     PAID-IN         INCOME
                                               SHARES        AMOUNT     CAPITAL         (LOSS)
                                               ------        ------    ----------    -------------
Balance at December 31, 1996 ..........       6,381,209       $64       $3,456          $  --

Common stock issued with exercise
  of warrants (Note 8(a)) .............         100,000         1          179             --
Issuance of common stock options
  for services (Note 8(b)) ............              --        --           96             --
Sale of common stock ..................          60,000         1           67             --
Common stock issued for repayment
  of accrued liabilities (Note 7(d)) ..          36,000        --           36             --
Common stock issued for services ......          48,000        --           35             --
Reclassification of common stock
  no longer subject to redemption
  (Note 8(a)) .........................              --        --        2,077             --
Purchase of treasury stock ............              --        --           --             --
Common stock issued for directors fees            5,424        --            6             --
Unrealized gain on available for sale
  securities ..........................              --        --           --             31
Common stock issued for repayment of
  accrued liabilities (Note 7(c)) .....         109,000         1          108             --
Conversion of 10% subordinated
  debentures (Note 6) .................         363,636         4          585             --
Conversion of 8% subordinated
  debentures (Note 6) .................         743,107         7        1,033             --
Net income ............................              --        --           --             --
                                              ---------       ---       ------          -----

Balance at December 31, 1997 ..........       7,846,376        78        7,678             31

Sale of common stock ..................          70,000         1           85             --
Common stock issued for directors fees            3,127        --            6             --
Purchase of treasury stock ............              --        --           --             --
Sale of treasury stock ................              --        --           --             --
Unrealized loss on available for
  sale securities .....................              --        --           --           (127)
Net income ............................              --        --           --             --
                                              ---------       ---       ------          -----

Balance at December 31, 1998 ..........       7,919,503        79        7,769            (96)

Common stock issued for directors' fees           6,486        --            6             --
Surrender of common stock (Note 7(e)) .              --        --           --             --
Purchase of treasury stock ............              --        --           --             --
Unrealized loss on available-for-sale
  securities ..........................              --        --           --            (54)
Dividend warrant repricing (Note 8(d))               --        --          217             --
Net income ............................              --        --           --             --
                                              ---------       ---       ------          -----

Balance at December 31, 1999 ..........       7,925,989       $79       $7,992          $(150)
                                              =========       ===       ======          =====


                                                                                                           TOTAL
                                                                                           NOTE        SHAREHOLDERS'
                                                                 TREASURY STOCK          RECEIVABLE       EQUITY
                                                              ---------------------       FOR SALE       (CAPITAL
                                              DEFICIT         SHARES         AMOUNT       OF STOCK        DEFICIT)
                                              -------         ------         ------      ----------    -------------

Balance at December 31, 1996 ..........       $(4,604)             --        $  --        $(100)       $(1,184)

Common stock issued with exercise
  of warrants (Note 8(a)) .............            --              --           --           --            180
Issuance of common stock options
  for services (Note 8(b)) ............            --              --           --           --             96
Sale of common stock ..................            --              --           --           --             68
Common stock issued for repayment
  of accrued liabilities (Note 7(d)) ..            --              --           --           --             36
Common stock issued for services ......            --              --           --                          35
Reclassification of common stock
  no longer subject to redemption
  (Note 8(a)) .........................            --              --           --           --          2,077
Purchase of treasury stock ............            --         102,060         (180)          --           (180)
Common stock issued for directors fees             --              --           --           --              6
Unrealized gain on available for sale
  securities ..........................            --              --           --           --             31
Common stock issued for repayment of
  accrued liabilities (Note 7(c)) .....            --              --           --           --            109
Conversion of 10% subordinated
  debentures (Note 6) .................            --              --           --           --            589
Conversion of 8% subordinated
  debentures (Note 6) .................            --              --           --           --          1,040
Net income ............................           569              --           --           --            569
                                              -------        --------        -----        -----        -------

Balance at December 31, 1997 ..........        (4,035)        102,060         (180)        (100)         3,472

Sale of common stock ..................            --              --           --           --             86
Common stock issued for directors fees             --              --           --           --              6
Purchase of treasury stock ............            --          33,000          (52)          --            (52)
Sale of treasury stock ................           (25)        (46,666)          78           --             53
Unrealized loss on available for
  sale securities .....................            --              --           --           --           (127)
Net income ............................           443              --           --           --            443
                                              -------        --------        -----        -----        -------

Balance at December 31, 1998 ..........        (3,617)         88,394         (154)        (100)         3,881

Common stock issued for directors' fees            --              --           --           --              6
Surrender of common stock (Note 7(e)) .            --              --          (50)         100             50
Purchase of treasury stock ............            --         168,400          (95)          --            (95)
Unrealized loss on available-for-sale
  securities ..........................            --              --           --           --            (54)
Dividend warrant repricing (Note 8(d))           (217)             --           --           --             --
Net income ............................         3,192              --           --           --          3,192
                                              -------        --------        -----        -----        -------

Balance at December 31, 1999 ..........       $  (642)        256,794        $(299)       $  --        $ 6,980
                                              =======        ========        =====        =====        =======

         See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                    (Note 11)

                                                                               1999           1998           1997
                                                                              -------        -------        -------
Cash flows from operating activities:
  Net income ..........................................................       $ 3,192        $   443        $   569
                                                                              -------        -------        -------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................         1,802          1,597          1,339
     Provision for losses on accounts receivable ......................            43             24             29
     Gain on disposal of InterSystems Nebraska ........................        (3,184)            --           (150)
     Forgiveness of note receivable ...................................            50             --             --
     Cumulative effect of change in accounting principle ..............           134             --             --
     Changes in assets and liabilities:
       Decrease (increase) in:
         Trade receivables ............................................          (159)          (454)           610
         Inventories ..................................................            (2)            (9)            21
         Net assets from discontinued operations ......................            --           (493)          (764)
       Increase (decrease) in:
         Accounts payable and accrued expenses ........................          (677)           (72)           (99)
     Other changes - net ..............................................           132           (111)            45
                                                                              -------        -------        -------
       Total adjustments ..............................................        (1,861)           482          1,031
                                                                              -------        -------        -------
       Net cash provided by operating activities ......................         1,331            925          1,600
                                                                              -------        -------        -------
Cash flows from investing activities:
  Purchases of fixed assets ...........................................        (1,477)        (3,808)        (2,349)
  Net proceeds from disposal of InterSystems Nebraska .................         5,603             --             --
  Purchase of marketable securities ...................................           (25)           (73)            --
                                                                              -------        -------        -------
       Net cash provided by (used in) investing activities ............         4,101         (3,881)        (2,349)
                                                                              -------        -------        -------
Cash flows from financing activities:
  Net proceeds (repayment) on lines of credit and
   other short-term borrowings ........................................           120             --            702
  Proceeds from long-term debt obligations ............................         1,354          3,924          1,735
  Purchase of treasury stock ..........................................           (95)           (52)           (63)
  Sale of treasury stock ..............................................            --             53             --
  Payments under capital lease obligations ............................          (466)          (303)        (1,083)
  Payments under various long-term debt obligations ...................        (1,600)        (1,422)        (1,141)
  Proceeds from sale of common stock ..................................            --             86            248
                                                                              -------        -------        -------
       Net cash provided by (used in) financing activities ............          (687)         2,286            398
                                                                              -------        -------        -------
Net increase (decrease) in cash and cash equivalents ..................         4,745           (670)          (351)
Cash and cash equivalents, beginning of year ..........................           132            802          1,153
                                                                              -------        -------        -------

Cash and cash equivalents, end of year ................................       $ 4,877        $   132        $   802
                                                                              =======        =======        =======

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

      The Company, through its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), a Delaware corporation, specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries in Houston, Texas and Jeffersonville, Indiana, respectively. Compounding entails combining a resin with various additives to enhance and customize the thermoplastic resins for a particular end use. The Company, through its wholly-owned subsidiary, InterSystems, Inc. a Nebraska corporation ("InterSystems Nebraska"), located in Omaha, Nebraska is engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries.

      Effective October 31, 1999, the Company sold InterSystems Nebraska. Accordingly, the accompanying consolidated financial statements present InterSystems Nebraska as a discontinued operation for all periods presented (See
Note 10). Subsequent to the sale of InterSystems Nebraska the only business segment the Company has is the custom-compounding of theromoplastic resins.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

      The Company's financial instruments include time deposits, notes receivable, notes payable, long-term debt and subordinated debentures. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

      In determining that the carrying value of the 7% long-term debt approximates market value, the Company considered its relationship with the lender and the ability of the Company to require the lender to acquire the facility in which the proceeds of the long-term debt was used to construct (see Notes 4 and 9).

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms, see Note 12 for major customer.

      At December 31, 1999, the Company had a money market account totaling approximately $4,682,000 with a financial institution.

INVENTORIES

      Inventories consist of additives that enhance and customize thermoplastic resins and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

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

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

MARKETABLE EQUITY SECURITIES

      The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). In accordance with SFAS 115, the Company has classified marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 1999 and 1998, the Company had marketable securities totaling $64,689 and $93,696, respectively, with an unrealized loss of $149,811 and $95,804, respectively.

INCOME TAXES

      Deferred income taxes result from the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse (see Note 5). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

REVENUE RECOGNITION

      Sales are recorded in the periods that services are performed.

EARNING PER COMMON SHARE

      The Company provides basic and dilutive earnings (loss) per common share information for each year presented. The basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

      The following is the effect of potential dilutive securities on weighted average number of shares outstanding used in computing earnings (loss) per share assuming dilution for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                        1999        1998        1997
                                                       -----       -----       -----
                                                     (Shares)     (Shares)    (Shares)
Weighted average number of common shares used in
   basic earnings per share ....................       7,830       7,798       6,746

Effect of dilutive securities:
   Stock options ...............................          --          75         215
   Stock warrants ..............................          --         283         125
                                                       -----       -----       -----

Weighted number of common shares and dilutive
   potential common stock used in diluted
   earnings per share ..........................       7,830       8,156       7,086
                                                       =====       =====       =====


      For the year ended December 31, 1999, there was no adjustment to weighted average number of common shares used in diluted earnings (loss) per share because the stock options and warrants outstanding were anti-dilutive.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      For the year ended December 31, 1999, 1998 and 1997, there was no adjustment to income (loss) available to common shareholders used in computing earnings (loss) per share assuming dilution because the convertible debentures were anti-dilutive.

      For the years ended December 31, 1999, 1998 and 1997, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                   1999        1998        1997
                                                  -----       -----       -----
Stock options .............................         888         400         970
Stock warrants ............................       2,920       1,785       1,777
Shares issuable on conversion of debentures         513         513         513
                                                  -----       -----       -----

                                                  4,321       2,698       3,260
                                                  =====       =====       =====

STOCK OPTIONS AND WARRANTS

      The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS Statement 123, "Accounting for Stock-Based Compensation" (see Note 8(b)).

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

RECLASSIFICATIONS

      Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 financial statement presentation.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Property, equipment and leasehold improvements consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                     Estimated
                                                       Useful
                                                        Lives        1999         1998
                                                     ---------     -------       -------
                                                      (Years)

Land ...........................................          --       $   458       $   458
Buildings ......................................        5-40         8,360         8,360
Machinery and equipment ........................       10-15        15,538        12,914
Other equipment ................................        3-7          1,518         1,473
Leasehold improvements .........................        3-15           358           350
Railroad track .................................          14           421           421
Equipment under capital leases .................       10-15         2,336         1,890
Furniture and fixtures .........................        3-7            132           143
Construction-in-progress .......................          --            --         1,225
                                                                   -------       -------

                                                                    29,121        27,234

Less:  Accumulated depreciation and amortization                     7,792         5,994
                                                                   -------       -------
                                                                   $21,329       $21,240
                                                                   =======       =======


      During 1999, 1998 and 1997, Chemtrusion capitalized interest expense totaling approximately $18,000, $35,000 and $17,000, respectively, in association with the construction of the Jeffersonville, Indiana facility.


NOTE 3 - SHORT-TERM ADVANCES

      At December 31, 1998, Chemtrusion had advances payable to a non-related joint venture totaling $1,220,520 under a construction loan agreement bearing interest at 7%. The advances were used to acquire additional equipment for the Jeffersonville, Indiana facility. During 1999, the Company and the non-related joint venture finalized the term loan agreement which has similar terms as the original agreement and subsequent financing agreements with the non-related joint venture to construct and add additional equipment and improvements at the Jeffersonville, Indiana facility (see Note 4). All advances were classified as current at December 31, 1998.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1999 and 1998 (in thousands):


                                                                                  1999          1998
                                                                                 -------       -------
7% term note payable to a non-related joint venture with
  interest only payable through January 1999, thereafter
  monthly installments of $137,473 including interest,
  through December 2011, secured by the Jeffersonville,
  Indiana facility .......................................................       $10,998       $11,877
7% term note payable to a non-related joint venture, payable $25,864 monthly including interest, through December 2011, secured by certain
  equipment at the Jeffersonville, Indiana facility ......................         2,490            --
7% term note payable to a non-related joint venture, payable $25,560 monthly including interest, through December 2011, secured by certain
  equipment at the Jeffersonville, Indiana facility ......................         2,314         2,506
Prime plus 1-1/2 (10% at December 31, 1999) term note, payable
  $24,320 monthly plus interest, through March 2002, secured by
  equipment ..............................................................           657           997
Term note payable to a non-related joint venture, interest payable monthly
  at 7%, principal due December 2011, unsecured ..........................           570           450
7% term note payable to a non-related joint venture, payable $3,976 monthly including interest, through December 2011, secured by land
  improvements at the Jeffersonville, Indiana facility ...................           367           398
Revolving credit agreement with a bank with maximum borrowings of
  $300,000, interest payable monthly at Prime plus 1.0%,
  (9.50% at December 31, 1999), principal due April 2000, secured by inventory and accounts receivable and guaranteed by
  the Company ............................................................           300           300
Prime plus 1% (9.50% at December 31, 1999) note payable, payable $6,667 monthly, plus interest through April 2003, secured by equipment and
  guaranteed by the Company ..............................................           258           345
Other ....................................................................            13            --
Obligations under capital lease ..........................................         1,416         1,472
                                                                                 -------       -------
    Total ................................................................        19,383        18,345
Less: Current maturities .................................................         2,205         1,986
                                                                                 -------       -------

    Total long-term debt .................................................       $17,178       $16,359
                                                                                 =======       =======

      Chemtrusion's $300,000 revolving credit agreement is subject to certain covenant requirements that, among other things, require maintenance of a minimum net worth, debt to equity ratio, and cash flow to debt coverage ratio. At December 31, 1999, Chemtrusion was in compliance with all loan covenants.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Chemtrusion leases certain machinery and equipment under capital leases expiring through 2003. At December 31, 1999, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                            Amount
                                                            ------
          2000............................................  $ 589
          2001............................................    588
          2002............................................    357
          2003............................................     60
                                                            -----
          Total minimum lease payments....................  1,594
          Less: Amount representing interest
            calculated at the incremental borrowing rate..    178
                                                            -----
          Present value of net minimum lease payments.....  1,416
          Less: Current portion...........................    491
                                                            -----

          Long-term portion of capital leases.............  $ 925
                                                            =====

      The net book value of machinery and equipment under capital lease at December 31, 1999 and 1998 was approximately $1,766,000 and $1,827,000, respectively.

      Future maturities of long-term debt at December 31, 1999, including capital leases summarized above are: 2000 - $2,205,000; 2001 - $2,021,000; 2002
- $1,686,000; 2003 - $1,324,000; 2004 - $1,271,000; and $10,876,000, thereafter.


NOTE 5 - INCOME TAXES

      Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

      Net deferred income tax asset (liability) consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                      1999           1998
                                                                     -------        -------

Net operating loss carryforwards .............................       $ 1,745        $ 2,612
Tax basis in excess of assets acquired (InterSystems Nebraska)            --            133
Expenses accrued for financial reporting purposes not deducted
  for tax purposes, net ......................................            53            213
Tax credit carryforwards .....................................            98             98
                                                                     -------        -------

Deferred tax asset ...........................................         1,896          3,056
Valuation allowance ..........................................          (277)        (1,588)
                                                                     -------        -------

Net deferred tax asset .......................................         1,619          1,468
Deferred tax liability - depreciation ........................        (1,619)        (1,468)
                                                                     -------        -------

Net deferred income tax asset (liability) ....................       $    --        $    --
                                                                     =======        =======

      At December 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      For the years ended December 31, 1999, 1998 and 1997, the income tax expense differs from the amount of income tax expense determined by applying the statutory income tax rate to pre-tax income as follows (in thousands):

                                               1999          1998         1997
                                              -------        -----        -----

Statutory rate ........................       $ 1,085        $ 151        $ 193
Decrease in valuation allowance .......        (1,311)        (207)        (262)
Adjustment to prior years net operating
   loss carryforwards .................           192           --           --
Other - net ...........................            34           56           69
                                              -------        -----        -----
                                              $    --        $  --        $  --
                                              =======        =====        =====

      During the year ended December 31, 1999, the Company utilized a net operating loss carryforward of approximately $2,740,000 which reduced income tax expense by approximately $932,000.

      As of December 31, 1999, the Company had for income tax purposes, net operating loss carryforwards of approximately $5,132,000, which expire in years through 2018. The Company also has general business credit carryforwards of approximately $98,000. The general business credits can be carried forward indefinitely, however, these credits are subject to certain future limitations in usage.


NOTE 6 - SUBORDINATED DEBENTURES

      At December 31, 1999 and 1998, the Company had 10% convertible subordinated debentures totaling $646,000 and $642,000, respectively, net of discounts of $4,000 and $8,000, respectively, payable to affiliates. Subsequent to December 31, 1999, the bonds were retired for face value with proceeds from the sale of InterSystems Nebraska (see Note 10). Accordingly, the debentures are classified as current as of December 31, 1999. Debentures totaling $640,000 were converted in 1997, at conversion rates ranging from $1.27 to $1.76, less deferred offering costs and original discounts totaling $51,000. Also, during 1997, debentures totaling $30,000 were forfeited by Helm as partial payment of amounts due the Company from Helm (see Note 7(a)).

      Convertible subordinated 8% debentures totaling $1,040,350 were converted in 1997 at a conversion rate of $1.40, which represented the remaining outstanding balance.


NOTE 7 - RELATED PARTY TRANSACTIONS

      (a) As of December 31, 1999, 1998 and 1997, Helm owned approximately 15%, 15% and 16%, respectively, of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totaled $59,000, $58,000 and $55,000 in 1999, 1998 and 1997, respectively. In addition, on the sale of InterSystems Nebraska, the Company paid Helm approximately $76,000 (which represented the same multiple of earnings paid to the Company) in full settlement of a royalty agreement. During 1997, the Company received 169,565 shares of Helm common stock with an estimated fair value totaling $117,000, forfeiture of $30,000 of debentures payable to Helm, the return of 70,060 shares of the Company's common stock held by Helm and cash of $136,000 as payment on amounts due from Helm.

      (b) During 1999 and 1998, the Company purchased 50,000 and 145,000 shares of common stock in Teletrak Environmental Systems, Inc. ("Teletrak") for $25,000 and $72,500, respectively. A director of Teletrak is also a director of the Company. This investment is accounted for as marketable securities available-for-sale.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (c) During 1997, the Company issued 109,000 shares of its common stock for payment of liabilities due an affiliated company which was 14% owned by Helm.

      (d) During 1997, the Company issued 36,000 shares of the Company's common stock to an affiliated company for payment of accrued interest totaling $36,000 under a line of credit agreement which expired February 1996.

      (e) At December 31, 1998, the Company had a note receivable of $100,000 due from the Company's president for the purchase of the Company's common stock. For the years ended December 31, 1999, 1998 and 1997, the Company earned interest on the note receivable totaling $5,860, $8,000 and $8,000, respectively. In connection with the sale of InterSystems Nebraska, the president terminated his employment with the Company and surrendered the 100,000 shares of common stock at $.50 per share, the market value of the stock on the day of the surrender. Accordingly, the Company recorded the receipt of the stock as treasury stock for $50,000, wrote off the remaining note balance of $50,000 and the accrued interest receivable of $51,000 to the gain on the disposal of InterSystems Nebraska.


NOTE 8 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

      (a) During the year ended December 31, 1996, the Company completed a private placement of 1,560,000 shares of the Company's common stock and 780,000 common stock purchase warrants. Proceeds from the placement totaled $2,145,000. The warrants were exercisable beginning July 15, 1996, through January 15, 2000 at an exercise price of $1.80 per share. During 1997, 100,000 of these warrants were exercised and the remaining 680,000 warrants expired January 15, 2000.

      Holders of the common stock had the right at the end of the two year period following the effective date of the Registration Statement covering the shares, to cause the Company to redeem the common stock contained in the units, but not the common stock underlying the warrants, for $1.80 per share as defined by the agreement, unless during such period the closing price of the Company's common stock is at least $1.80 per share for any thirty consecutive trading days. During 1997, the Company registered the shares and the stock traded at a $1.80 for the thirty consecutive trading days, as defined by the agreement. Accordingly, the redemption feature of the security was terminated and the redemption value of 1,511,000 shares of the Company's common stock was reclassified to shareholders' equity which was net of 49,000 shares which were subsequently traded in the open market, at which time the redemption feature was forfeited.

      In association with the private placement, the Company issued 150,000 common stock purchase warrants to certain officers and directors of the Company. The warrants are exercisable through October 29, 2001 at an exercise price of $1.375 per share. As of December 31, 1999 no warrants had been exercised.

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

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees" (APB opinion 25). During the years ended December 31, 1999, 1998 and 1997, all options issued to employees were granted at an exercise price which equaled or exceeded the market price per share at date of grant, accordingly, no compensation was recorded. During 1998, certain options previously granted had a modification of their exercise price and expiration date which constitutes a new issuance of options in accordance with APB opinion 25. The modified exercise price equaled or exceeded the market price per share at this modification date, accordingly, no compensation was recorded.

      SFAS No. 123 requires the Company to provide pro forma information regarding net income applicable to common shareholders and net income per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 as follows:

                                            1999              1998                1997
                                          --------         ---------           ---------

      Dividend yield...................         0%                0%                  0%
      Expected volatility..............        69%               61%        45.0% to 50%
      Risk free interest...............      5.67%    4.34% to 5.58%      6.21% to 6.39%
      Expected lives...................   3.1 yrs.    3.75 to 5 yrs.            5 years


      Under the accounting provisions of SFAS Statement 123, the Company's net income applicable to common shareholders and income per share for 1999, 1998 and 1997 would have been decreased to the pro forma amounts indicated below:

      Net income applicable to common shareholders (in thousands):

                                       1999               1998                1997
                                   ------------       ------------        ------------

   As reported .............       $      3,192       $        443        $        569
                                   ============       ============        ============
   Pro forma ...............       $      3,184       $        (41)       $        442
                                   ============       ============        ============

Net income (loss) per share:
   Basic:
      As reported ..........       $        .41       $        .06        $        .08
                                   ============       ============        ============
      Pro forma ............       $        .41       $       (.01)       $        .07
                                   ============       ============        ============

Assuming dilution:
      As reported ..........       $        .41       $        .05        $        .08
                                   ============       ============        ============
      Pro forma ............       $        .41       $       (.01)       $        .07
                                   ============       ============        ============

      Due to the fact that the Company's stock option plans vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS Statement 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1999, 1998 and 1997.

      During December 1999, the Company repurchased 152,000 options at $.20 per option from certain employees of InterSystems Nebraska in connection with the sale of the business of InterSystems Nebraska. The resulting expense of $30,400 was charged against the gain on the disposal of InterSystems Nebraska.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the status of the Company's stock options to employees as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                        1999                          1998                        1997
                                ----------------------      -----------------------     -----------------------
                                              Weighted                     Weighted                    Weighted
                                               Average                      Average                    Average
                                              Exercise                     Exercise                    Exercise
                                 Shares         Price        Shares         Price        Shares         Price
                                --------      --------      --------       --------     --------       --------
Outstanding at
  beginning of year .....        599,000        $1.47        589,500        $2.02        104,431        $2.60
Reissued for repricing ..             --           --         10,000         1.50             --           --
Granted .................         25,000         1.50        529,000         2.13        539,000         2.09
Exercised ...............             --           --             --           --             --           --
Surrendered .............         (7,000)        1.50             --           --             --           --
Surrendered for
  repricing .............             --           --       (529,000)        2.13             --           --
Repurchased .............       (152,000)        1.50             --           --             --           --
Expired .................             --           --           (500)        8.20        (53,931)        4.00
                                --------        -----       --------        -----       --------        -----
Outstanding at
 end of year ............        465,000        $1.46        599,000        $1.47        589,500        $2.02
                                ========        =====       ========        =====       ========        =====
Options exercisable
  at year-end ...........        448,333        $1.46        417,830        $1.46        228,370        $1.92
                                ========        =====       ========        =====       ========        =====
Weighted average fair
 value of options granted
 during the year ........                       $ .31                       $ .43                       $1.06
                                                =====                       =====                       =====


      The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                  Weighted
                                                   Average
                                                  Remaining    Weighted                                Weighted
                                    Number       Contractual   Average                   Number        Average
                  Exercise        Outstanding       Life       Exercise               Exercisable      Exercise
                   Price          At 12/31/99      (Years)      Price                 at 12/31/99       Price
                  --------        -----------    -----------   ---------              -----------      ---------
                $  1.25             50,000         3.76         $  1.25                   50,000        $  1.25
                $  1.1875           20,000         2.67         $  1.1875                 20,000        $  1.1875
                $  1.50            395,000         2.67         $  1.50                  378,333        $  1.50
                                   -------                                               -------
                $1.1875-$1.50      465,000         2.78         $1.875 - $150            448,333        $   1.46
                                   =======                                               =======

     In accordance with SFAS Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

     During 1997, the Company issued 560,000 stock warrants to consultants for services rendered and debt financing with a fair value of $202,000 at the grant date as calculated using the Black-Scholes option pricing model. These warrants vested in 1997 and have exercise prices ranging from $1.00 to $1.375 and expire through July 2002. At December 31, 1999, none of these options have been exercised.

      (c) In 1995, the Company granted to certain directors, options to purchase 40,000 shares of common stock at an exercise price of $1.625 which equaled the current market price of the Company's common stock at the date of grant. These options vest 50% on the date of grant and 25% on the next two anniversaries of the grant and may be exercised at any time through December 2000. No options have been exercised as of December 31, 1999.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In June 1993, the Company granted to its new President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and were exercisable at any time through June 1998. No options had been exercised as of June 1998. During 1998, these options were repriced with an exercise price of $2.25 and $2.75 and the exercisable date was extended through June 2003. No options have been exercised as of December 31, 1999. These modifications constitutes a new issuance of options in accordance with APB opinion 25. The modified exercise price equaled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

       (d)In August 1999, the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants from December 31, 1999 to December 31, 2001, and to lower the exercise price of these warrants from $3.50 to $2.00 per share. These warrants were issued as a dividend in October 1991, and as of December 31, 1999, there were 1,114,852 warrants outstanding. The modification of the terms of the warrants constitutes a new issuance. Accordingly, the incremental value of the warrants of approximately $217,000 on the date of the modification was recorded as a deemed dividend in the accompanying consolidated statement of shareholders' equity.

       (e) At December 31, 1999, shares reserved for future issuance are as follows:

                                                         Shares
                                                       ---------
Conversion of debentures .......................         512,990
Shares reserved for stock option plan, including
   465,000 options outstanding .................         635,000
Stock options outstanding ......................         440,000
Warrants to purchase common stock ..............       2,919,852
                                                       ---------
Total shares reserved for issuance .............       4,507,842
                                                       =========


NOTE 9 - COMMITMENTS AND CONTINGENCIES

      (a) On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totaled approximately $12,788,000, with the interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was completed and on line as of October 15, 1996. On January 31, 1997, the joint venture provided the permanent financing for the facility (see Note 4). In addition, during 1999 and 1998 the joint venture provided additional financing for additional equipment and improvement to the facility (see Note 4).

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

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The capital recovery and interest portion of the billings discussed above is for the debt service in accordance with the long-term debt agreements between Chemtrusion and the joint venture (see Note 4). The terms of the permanent financing agreement requires interest payments only for the first two years; accordingly, Chemtrusion has recorded billings to the joint venture for deferred capital recovery costs. This billing represents depreciation expense as it is being incurred by Chemtrusion during the two year period and thereafter, until such time as the depreciation expense equals or exceeds the principal reduction on the note payable in accordance with the terms of the note agreement, at which time the deferred capital recovery costs will begin to reverse as reduction of the outstanding debt over the remaining term of the note. At December 31, 1999 and 1998, the balance of the deferred capital recovery costs totaled approximately $2,312,000 and $2,123,000, respectively, and is recorded as a reduction of the outstanding debt due to the joint venture.

      In addition, the 1999 and 1998 financing agreements between Chemtrusion and the joint venture contain similar billings by Chemtrusion to the joint venture for capital recovery and interest. At December 31, 1999, the balance of the deferred capital recovery costs for the additional equipment and improvement financing totaled approximately $217,000 and $116,000, respectively, and is recorded as a reduction of the outstanding debt due to the joint venture.

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


      (b) The Company is obligated under various long-term noncancelable operating leases, for office and warehouse facilities, certain vehicles and office equipment expiring through 2002 at minimum annual rentals as follows (in thousands):

                                                     Amount
                                                     ------
                      2000.........................  $  470
                      2001.........................     435
                      2002.........................     125
                                                     ------
                                                     $1,030
                                                     ======

      Rent and lease expense for all short-term and long-term operating leases were $544,000, $521,000 and $399,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      (c) In connection with the purchase of InterSystems Nebraska from Helm in 1993, the Company was obligated to pay Helm a royalty on the sale of certain products. Royalties to Helm totaled approximately $17,000, $12,000 and $8,000 for 1999, 1998 and 1997, respectively.

      (d) The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $32,000, $19,000 and $18,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


      (e) The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DISCONTINUED OPERATIONS

      Effective October 31, 1999, the Company sold certain assets of InterSystems Nebraska, which represented the industrial products segment of the Company, for cash and a note receivable with the purchaser assuming certain liabilities. Accordingly, InterSystems Nebraska has been presented as a discontinued operation for the year ended December 31, 1999 and the balance sheet as of December 31, 1998 and the statements of income and cashflows for the years ended December 31,1998 and 1997 have been restated to conform with this presentation.

      Revenues from InterSystems Nebraska for the ten months ended October 31, 1999 and years ended December 31, 1998 and 1997 totaled approximately $14,729,000, $21,818,000 and $16,304,000, respectively.

      For the ten months ended October 31, 1999 and years ended December 31, 1998 and 1997, the Company recognized operating net income from InterSystems Nebraska of approximately $821,000, $1,218,000 and $559,000, respectively. During the year ended December 31, 1999, the Company recorded a gain on disposal of InterSystems Nebraska of approximately $3,184,000 from the sale, net of bonuses paid to certain executives totaling approximately $477,000, of which approximately $374,000 remained unpaid at December 31, 1999.

      As a condition of the sale of Nebraska, the Company received an unsecured promissory note for $500,000 due May 31, 2003, which pays interest at 10% quarterly. The note is convertible into common stock of the purchaser at a rate of total principal plus interest due on the note at the conversion date divided by $7.50. In addition, $250,000 of the purchase proceeds were deposited into an escrow account which will be disbursed within one to two years, as defined in the purchase agreement. Concurrent with the sale, the purchaser executed a royalty agreement, whereby the purchaser is required to pay a percentage of sales collected of certain equipment over the next six years not to exceed $649,000.

      At December 31, 1998, net assets of InterSystems Nebraska consisted of the following (in thousands):


                                                                       1998
                                                                     --------
      Assets:
        Cash and time deposits....................................   $    124
        Accounts receivable.......................................      1,938
        Inventories...............................................      2,197
        Other assets..............................................        136
        Property, plant and equipment.............................      2,239
                                                                     --------

        Total assets..............................................   $  6,634
                                                                     ========

      Liabilities:
        Accounts payable..........................................   $  1,035
        Accruals..................................................        869
        Notes payable and long-term debt..........................      2,978
                                                                     --------

        Total liabilities.........................................   $  4,882
                                                                     ========

      Net assets of discontinued operations.......................   $  1,752
                                                                     ========

      As of June 30, 1996, the Company adopted a formal plan to dispose of the operations of a subsidiary of InterSystems Nebraska which manufactured rolling doors and hurricane shutters. The subsidiary ceased operations as of September 30, 1996 and was liquidated in 1997. In 1997, a gain on disposal of $150,000 primarily represented an over accrual of the estimated loss on disposal.

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STATEMENTS OF CASH FLOWS

                                                                                          1999             1998           1997
                                                                                       ----------      ----------       ------
                                                                                     (In thousands)  (In  thousands)  (In thousands)
Supplemental disclosures of cash flow information:

      Interest paid ............................................................       $    1,780      $    1,630       $1,703
                                                                                       ==========      ==========       ======
      Income taxes paid ........................................................       $       --      $       23       $   17
                                                                                       ==========      ==========       ======
Non-cash transactions relating to operating activities:
      Accrual of bonuses included in gain on disposal of
          InterSystems Nebraska ................................................       $      477      $       --       $   --
                                                                                       ==========      ==========       ======
      Accrual of compensation and other expenses included
          in gain on disposal of InterSystems Nebraska .........................       $      273      $       --       $   --
                                                                                       ==========      ==========       ======

      Lease commitments and other expenses incurred in association with the sale of InterSystems Nebraska paid directly by the closing agent
          from the proceeds ....................................................       $      667      $       --       $   --
                                                                                       ==========      ==========       ======
Non-cash transactions relating to investing activities:
      Helm stock received as payment on receivable
          due from Helm ........................................................       $       --      $       --       $  117
                                                                                       ==========      ==========       ======
      Return of the Company's common stock held by Helm as
          payment on receivable due from Helm ..................................       $       --      $       --       $  117
                                                                                       ==========      ==========       ======

      Helm's forfeiture of 10% debentures for payment on
          receivable due from Helm .............................................       $       --      $       --       $   30
                                                                                       ==========      ==========       ======
      Unrealized holding gain (loss) on available-for-
          sale securities ......................................................       $      (54)     $     (127)      $   31
                                                                                       ==========      ==========       ======
      Issuance of note receivable for sale of
          InterSystems Nebraska ................................................       $      500      $       --       $   --
                                                                                       ==========      ==========       ======
      Escrow account deposit at closing for the sale of
          InterSystems Nebraska ................................................       $      250      $       --       $   --
                                                                                       ==========      ==========       ======
Non-cash transactions relating to financing activities:
      Conversion of debentures into common stock ...............................       $       --      $       --       $1,629
                                                                                       ==========      ==========       ======

      Capital lease obligation .................................................       $      410      $      299       $1,517
                                                                                       ==========      ==========       ======
      Common stock no longer subject to redemption .............................       $       --      $       --       $2,077
                                                                                       ==========      ==========       ======

      Common stock issued for repayment of liabilities of
         discontinued operations ...............................................       $       --      $       --       $  109
                                                                                       ==========      ==========       ======
      Costs associated with issuance of options ................................       $       --      $       --       $  202
                                                                                       ==========      ==========       ======
      Common stock issued for repayment of accrued liabilities .................       $        6      $        6       $   42
                                                                                       ==========      ==========       ======
      Common stock issued for loan fees ........................................       $       --      $       --       $   35
                                                                                       ==========      ==========       ======
      Surrender of common stock to treasury ....................................       $       50      $       --       $   --
                                                                                       ==========      ==========       ======
      Deemed dividend due to warrant repricing .................................       $      217      $       --       $   --
                                                                                       ==========      ==========       ======

                              INTERSYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 12 - MAJOR CUSTOMERS

      The Company had sales to three major customers in 1999, 1998 and 1997, representing 90%, 99% and 97% of sales, respectively, as follows (in thousands):

                 1999          1998          1997
                -------       -------       -------
Customer:
    A ...       $ 8,825       $ 7,166       $ 6,254
    B ...         2,577         2,857         2,476
    C ...         1,894         1,362         1,680
                -------       -------       -------
                $13,296       $11,385       $10,410
                =======       =======       =======


NOTE 13 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      During the first quarter of 1999, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. Accordingly, start-up and organization costs previously capitalized which related to the formation of the Chemtrusion - Indiana division totaling approximately $83,000, and start-up costs for an analytical laboratory division at the Chemtrusion - Texas facility totaling approximately $51,000 were expensed during 1999. Such amounts are included in cumulative effect of change in accounting principle in the accompanying consolidated statements of income.

      If the amounts would have been expensed in the period they were incurred, net income for the years ended December 31, 1998 and 1997 would have been approximately $392,000 and $486,000, respectively. Net income per common share basic and assuming dilution would have been $.05 and $.05, respectively, for 1998 and $.07 and $.07, respectively, for 1997.

                               INTERSYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                          Additions
                                                     ----------------------
                                       Balance       Charged to  Charged to                     Balance
                                    at beginning      costs and   other                        at end of
Description                            of year        expenses   accounts     Deductions         year
-----------                         ------------     ----------  ----------   ----------       ---------
Allowance for doubtful accounts:
      1997 .....................       $    7           $29       $ --       $   (15)(a)       $   21
      1998 .....................           21            24         --           (25)(a)           20
      1999 .....................           20            43         --           (25)(a)           38

Discontinued operations:
      1997 .....................       $  211           $--       $ --       $  (150)(b)       $   61
      1998 .....................           61            --         --            --               61
      1999 .....................           61            --         --            --               61

Deferred tax asset:
      1997 .....................       $2,057           $--       $ --       $  (262)(c)       $1,795
      1998 .....................        1,795            --         --          (207)(c)        1,588
      1999 .....................        1,588            --         --        (1,311)(c)          277


------------------------

(a)  Write-off of uncollectible accounts

(b)  Revaluation of the discontinued operations liability

(c)  Revaluation of the deferred tax asset valuation allowance