Form 10-Q
period 2000-03-31
INTERSYSTEMS INC /DE/
filed 2000-05-15
CIK 806011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF  1934

    For the quarterly period ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                       Commission File Number    1-9547

                              INTERSYSTEMS, INC.

                              ------------------

              (Exact Name of registrant as specified in charter)

             Delaware                         13-3256265
  (State or other jurisdiction               IRS Employer
 of incorporation or organization)      (Identification number)

                              537 Steamboat Road
                         Greenwich, Connecticut  06830
                             ---------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 203-629-1400
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

As of May 8, 2000 there were 7,607,029 shares of the Company's common stock, par value $.01 per share outstanding.

                                     INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of
    March 31, 2000 (Unaudited) and December 31, 1999 (audited)           3

    Consolidated Statements of Operations (unaudited)
    for the Three Months Ended March 31, 2000 and 1999                   4

    Consolidated Statements of Comprehensive Loss (unaudited)
    For the Three Months Ended March 31, 2000 and 1999                   5

    Consolidated Statements of Cash Flows (Unaudited) for the
    Three Months Ended March 31, 2000 and 1999                           6

    Notes to Consolidated Interim Financial Statements                 7 - 8

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                9 - 11

    Item 3.  Quantitative and Qualitative Disclosures
    About Market Risk                                                   11

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                (In thousands)


                                                                          (Unaudited)       (Audited)
                                                                           March 31,       December 31,
                                                                              2000            1999
                                                                          -----------      ------------
ASSETS
CURRENT ASSETS:
   Cash                                                                     $ 3,469         $ 4,877
   Marketable equity securities                                                 120              65
   Trade receivables                                                          1,679           1,507
   Inventories                                                                   92              78
   Prepaid expenses and other                                                   192             166
                                                                            -------         -------
                                                                              5,552           6,693

   Cash in escrow                                                               250             250
   Note receivable - sale of InterSystems Nebraska                              500             500
   Equipment and leasehold improvements, net                                 21,812          21,329
   Other assets                                                                 158              54
                                                                            -------         -------
    Total Assets                                                            $28,272         $28,826
                                                                            =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                        $ 2,128         $ 2,205
   Subordinated debentures                                                       --             646
   Accounts payable                                                             917             539
   Accrued expenses:
     Compensation                                                               136             732
     Other                                                                      517             546
                                                                            -------         -------
                                                                              3,698           4,668

Long term debt - net of current portion                                      17,635          17,178
                                                                            -------         -------
Total Liabilities                                                            21,333          21,846
                                                                            -------         -------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000 shares
     authorized; none issued and outstanding
   Common stock $.01 par value, 20,000
     shares authorized; 7,926
     shares issued and 7,610 outstanding                                         79              79
Additional paid-in capital                                                    7,992           7,992
Deficit                                                                        (735)           (642)
Accumulated other comprehensive loss                                            (94)           (150)
Treasury stock - 316 shares at cost                                            (303)           (299)
                                                                            -------         -------
TOTAL SHAREHOLDERS' EQUITY                                                    6,939           6,980
                                                                            -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $28,272         $28,826
                                                                            =======         =======


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)


                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              2000             1999
                                                                           ---------        -----------
Net sales                                                                   $ 3,922         $ 3,383
Cost of sales                                                                 2,705           2,274
                                                                            -------         -------
   Gross Profit                                                               1,217           1,109
Selling, general and administrative
   expenses                                                                     958             798
Interest expense                                                                421             418
Interest income                                                                 (69)             --
                                                                            -------         -------
   Loss from continuing operations                                              (93)           (107)
Discontinued operations - InterSystems Nebraska                                  --            (114)
Cumulative effect of change in
 accounting principle                                                            --            (134)
                                                                            -------         -------
    Net loss                                                                $   (93)        $  (355)
                                                                            =======         =======
Per share - basic and assuming
  dilution
 Continuing operations                                                        $(.01)          $(.01)
 Discontinued operations - InterSystems Nebraska                                 --            (.02)
 Cumulative effect of change in
  accounting principle                                                           --            (.02)
                                                                            -------         -------
 Net loss                                                                     $(.01)          $(.05)
                                                                            =======         =======
Average number of common shares
outstanding                                                                   7,608           7,833
                                                                            =======         =======

          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Loss
                           (In Thousands, Unaudited)

                                                    Three months ended
                                                           March 31
                                                    -------------------
                                                       2000      1999
                                                    ---------  --------

Net loss                                               $(93)    $(355)
Other comprehensive income:

  Unrealized holding gains arising during period         56        --
                                                       ----     -----
Comprehensive loss                                     $(37)    $(355)
                                                       ====     =====


          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        2000       1999
                                                       -------    -------
Cash flows from operating activities:
  Net loss                                             $   (93)   $  (355)
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization                        477        506
  Changes in:
    Operating working capital                             (457)      (179)
    Non-current assets and liabilities                    (104)       152
                                                       -------    -------
Net cash provided by (used in)
  operating activities                                    (177)       124
                                                       -------    -------
Net cash used in investing activities:
     Acquisition of fixed assets                          (960)    (1,708)
                                                       -------    -------
Cash flows from financing activities:
     Net borrowings                                         --        360
     Proceeds from long-term debt obligations              960      1,828
     Repayment of long-term debt                          (576)      (532)
     Extinguishment of 10% series
      A bonds                                             (650)
     Purchase of Treasury stock                             (5)        (3)
                                                       -------    -------
     Net cash provided by (used in)
       financing activities                               (271)     1,653
                                                       -------    -------
Net increase (decrease) in cash                         (1,408)        69
Cash at beginning of period                              4,877        133
                                                       -------    -------
Cash at end of period                                  $ 3,469    $   202
                                                       =======    =======
Cash paid during the periods for:
Interest                                               $    65    $   127
Taxes                                                  $    --    $    17



          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the InterSystems, Inc. 1999 Form 10-K.

NOTE 2. Inventories consisted of the following (in thousands):

                                   March 31,            December 31,
                                     2000                   1999
                                   ---------            ------------
 Raw materials                         12                     12
 Finished goods                        80                     66
                                     ----                   ----
  Total inventory                      92                     78
                                     ====                   ====


NOTE 3. The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

        Diluted net loss per common share is computed by dividing the net loss available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                                          Three months ended
                                                                        -----------------------
                                                                        March 31,    March 31,
                                                                           2000        1999
                                                                        ----------   ----------
Net loss:
  Continuing operations                                                    $  (93)      $ (107)
  Discontinued operations                                                      --         (114)
  Effect of change in accounting principle                                     --         (134)
                                                                           ------       ------
  Net loss                                                                 $  (93)      $ (355)
                                                                           ======       ======
Weighted average shares outstanding:
  Basic and dilutive weighted average
   shares                                                                   7,608        7,833
                                                                           ======       ======

                                                                        March 31,    March 31,
                                                                           2000        1999
                                                                        ----------   ----------
Loss per common share:
 Basic and assuming dilution:
  Continuing operations                                                    $ (.01)      $ (.01)
 Discontinued operations - InterSystems
  Nebraska                                                                     --         (.02)
 Cumulative effect of change in
  accounting principle                                                         --         (.02)
                                                                           ------       ------
Net loss                                                                   $ (.01)      $ (.05)
                                                                           ======       ======

  For the period ended March 31, 2000 and 1999, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                                          March 31,    March 31,
                                                                            2000         1999
                                                                           ------       -------
  Stock options                                                               867        1,039
  Stock warrants                                                            2,870        2,870
  Shares issuable on conversion of debentures                                  --          512

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

NOTE 5. On December 1, 1999, the Company's Nebraska subsidiary, also known as InterSystems, Inc. (hereinafter "InterSystems Nebraska"), completed the sale of substantially all of its assets to, and the assumption of certain liabilities by, Enduro Systems, Inc. ("Enduro"), a privately held manufacturing company based in Houston, Texas. As a result of this sale, the operations of InterSystems Nebraska have been restated as discontinued operations in the Company's consolidated results operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2000 and 1999

Revenue for the first quarter 2000 increased by $539,000 (15.9%) compared to the first quarter 1999. In 1999, Chemtrusion Texas began a vigorous campaign to increase its customer base. As reported in the first quarter 1999 10-Q filing, Chemtrusion Texas' revenues were negatively impacted by the Company's commitment to two major customers. Chemtrusion Texas is beginning to realize the efforts of its marketing campaign. Revenue for the first quarter 2000 increased by $125,000 as a result. Revenue at Chemtrusion's Mytex facility in Indiana (the "Mytex facility") increased $414,000 for the quarter ended March 31, 2000 as compared to the same quarter ending March 31, 1999. The Mytex facility added one new compounding line in mid 1998 and an additional compounding line in the first quarter 1999. After installation of these two new lines, the effective capacity of the Mytex facility has more than doubled.

Chemtrusion's gross margin decreased slightly from 32.8% in the first quarter 1999 as compared to 31% in the first quarter 2000. The decrease is primarily attributable to increased fixed costs at Chemtrusion to accommodate volume increases experienced during the balance of 1999 and into year 2000. Additionally, the Mytex facility recognizes revenue as cost plus a management fee. The cost of goods sold at the Mytex facility increases at a rate faster than the increase in management fee during years of plant expansion. Therefore, the rise in cost of sales as compared to the increase in management fee from this facility results in lower gross margins during these periods.

Selling, general and administrative expenses increased approximately $160,000 during the first quarter ending March 31, 2000 as compared to the same quarter ending March 31, 1999. The increase is primarily attributable to the plant expansion at the Mytex facility and the increase in fixed costs at Chemtrusion, Texas to accommodate anticipated increases in tolling compounding volume. The Parent Company's selling, general and administrative expenses are anticipated to decrease substantially during year 2000 because of the reduction of overhead as a result of the sale of its InterSystems Nebraska facility.

The Company realized $52,000 in interest income as a result of the investment of proceeds from the sale of InterSystems Nebraska.

In early January 2000, the 10% series A bonds at the Parent company level were retired. The early retirement of these bonds will save the Company $65,000 in interest expense in the year 2000.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2000 amounted to $177,000.

During the first quarter 2000, the Company has undertaken further expansion of its Mytex facility. Through March 31, 2000, Chemtrusion has spent $960,000, which will be financed by a long-term note payable to Mytex. It is anticipated that Mytex will fund the plant expansion under similar terms as previous projects.

Net borrowings provided by financing activities for the Mytex facility amounted to $960,000. The Company extinguished all of its 10% series A bonds ($650,000) during the first quarter 2000. Repayment of long-term debt was $576,000.

Cash decreased $1,408,000 for the period ending March 31, 2000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiary, which is expected to generate positive cash flow. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Chemtrusion

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000 expired April 21, 2000. The agreement bears interest at the bank's prime rate plus 1% (10% at March 31, 2000) and is collateralized by Chemtrusion's accounts receivable. As of March 31, 2000, borrowings were $300,000. The Company is currently negotiating renewal on this line of credit.


Year 2000 compliance

In early 1998, InterSystems, Inc., and its subsidiary initiated their Year 2000 compliance project. The evaluation addressed internal hardware and software, production machinery, key vendors, customers and other significant third parties. Neither the Company nor its subsidiary experienced any Y2K disruptions, nor did any entity expend any significant amounts during 1999 to ensure Y2K compliance. There can be no assurance that a Year 2000 problem will not occur. However, most key dates relating to potential Year 2000 problems have passed.

Forward Looking Statements

This quarterly report for the quarter ended March 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the

Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's financial instruments include government money market funds, notes payable and long-term debt. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

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


                                      INTERSYSTEMS, INC.



Dated: May 8, 2000                    /s/ Herbert M. Pearlman
                                      ----------------------------
                                      Herbert M. Pearlman
                                      President
                                      Chief Executive Officer

                                      /s/ Daniel T. Murphy
                                      ----------------------------
                                      Daniel T. Murphy
                                      Principal Financial Officer