Form 10-Q
period 2000-06-30
INTERSYSTEMS INC /DE/
filed 2000-08-14
CIK 806011

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF  1934

                 For the quarterly period ended June 30, 2000

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

As of July 31, 2000 there were 7,607,029 shares of the Company's common stock, par value $.01 per share outstanding.

                                     INDEX

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited) and December 31, 1999                    3

         Consolidated Statements of Operations (unaudited)
         for the Three Months Ended June 30, 2000 and 1999                  4

         Consolidated Statements of Operations (unaudited)
         for the Six Months Ended June 30, 2000 and 1999                    5

         Consolidated Statements of Comprehensive Income for the
         Three and Six Months Ended June 30, 2000 and 1999                  6

         Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended June 30, 2000 and 1999                            7

         Notes to Consolidated Interim Financial Statements               8 - 10

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11 - 13

         Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                  13

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                (In thousands)

                                                                     (Unaudited)
                                                                      June 30,           December 31,
                                                                        2000                 1999
                                                                    ------------         ------------
ASSETS
------
CURRENT ASSETS:
   Cash                                                             $      3,139         $      4,877
   Marketable equity securities                                              138                   65
   Trade receivables                                                       1,830                1,507
   Inventories                                                               129                   78
   Prepaid expenses and other                                                143                  166
                                                                    ------------         ------------
                                                                           5,379                6,693

   Cash in escrow                                                            250                  250
   Note receivable - sale of InterSystems Nebraska                           500                  500
   Equipment and leasehold improvements, net                              23,598               21,329
   Other assets                                                              130                   54
                                                                    ------------         ------------
   Total Assets                                                     $    29,857          $     28,826
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                $      4,701         $      2,205
   Subordinated debentures                                                    --                  646
   Accounts payable                                                        1,118                  539
   Accrued expenses:
     Compensation                                                            136                  732
     Other                                                                   547                  546
                                                                    ------------         ------------
                                                                           6,502                4,668

Long term debt - net of current portion                                   16,572               17,178
                                                                    ------------         ------------
Total Liabilities                                                         23,074               21,846
                                                                    ------------         ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000 shares
     authorized; none issued and outstanding
   Common stock $.01 par value, 20,000
     shares authorized; 7,926
     shares issued and 7,610 outstanding                                      79                   79
Additional paid-in capital                                                 7,992                7,992
Deficit                                                                     (909)                (642)
Accumulated other comprehensive loss                                         (76)                (150)
Treasury stock - 316 shares at cost                                         (303)                (299)
                                                                    ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                 6,783                6,980
                                                                    ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $     29,857         $     28,826
                                                                    ============         ============

          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)


                                                    Three months ended June 30,
                                                       2000            1999
                                                      -------         -------

Net sales                                             $ 4,388         $ 3,610
Cost of sales                                           3,200           2,455
                                                      -------         -------
   Gross Profit                                         1,188           1,155

Selling, general and administrative
   expenses                                             1,037             881

Interest expense                                          402             401
Interest income                                           (61)             --
Other income                                              (17)
                                                      -------         -------

   Loss from continuing operations                       (173)           (127)

Discontinued operations - InterSystems Nebraska            --             358
                                                      -------         -------
    Net income (loss)                                 $  (173)        $   231
                                                      =======         =======


Per share - basic and assuming
  dilution
 Continuing operations                                $  (.02)        $  (.02)
 Discontinued operations - InterSystems Nebraska           --             .05
                                                      -------         -------
 Net income (loss)                                    $  (.02)        $   .03
                                                      =======         =======

Average number of common shares
outstanding                                             7,607           7,837
                                                      =======         =======





          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)

                                                   Six months ended June 30,
                                                       2000        1999
                                                      -------     -------

Net sales                                             $ 8,311     $ 6,993
Cost of sales                                           5,906       4,729
                                                      -------     -------
     Gross Profit                                       2,405       2,264

Selling, general and administrative
     expenses                                           1,999       1,739

Interest expense                                          823         750
Interest income                                          (129)
Other income                                             ( 22)         --
                                                      -------     -------

     Loss from continuing operations                     (266)       (225)

Discontinued operations - InterSystems Nebraska            --         235

Cumulative effect of change in
  accounting principle                                     --        (133)
                                                      -------     -------
      Net loss                                        $  (266)    $  (123)
                                                      =======     =======


Per share - basic and assuming
    dilution
  Continuing operations                               $  (.04)    $  (.03)
  Discontinued operations - InterSystems Nebraska          --         .03
  Cumulative effect of change in
    accounting principle                                   --        (.02)
                                                      -------     -------
  Net loss                                            $  (.04)    $  (.02)
                                                      =======     =======

Average number of common shares
outstanding                                             7,607       7,835
                                                      =======     =======

                      InterSystems, Inc. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                           (In Thousands, Unaudited)


                                                     Three months ended June 30
                                                          2000         1999
                                                         ------       ------


Net income (loss)                                        $ (173)      $  231
Other comprehensive income:

 Unrealized holding gains arising during period              18          --
                                                         ------       ------
Comprehensive income (loss)                              $ (155)      $  231
                                                         ======       ======



                                                       Six months ended June 30
                                                          2000         1999
                                                         ------       ------

Net loss                                                 $ (266)      $ (123)
Other comprehensive income:

  Unrealized holding gains arising during period             73           --
                                                         ------       ------
Comprehensive loss                                       $ (193)      $ (123)
                                                         ======       ======



          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)


                                                  Six months ended June 30,
                                                       2000      1999
                                                     -------    -------

Cash flows from operating activities:
  Net loss                                           $  (266)   $  (123)
  Adjustments to reconcile net loss to net cash
    Provided (used) in operating activities:
      Depreciation and amortization                      970        969
  Changes in:
    Operating working capital                           (338)      (973)
    Non-current assets and liabilities                  (105)       125
                                                     -------    -------
Net cash provided by (used in)
  operating activities                                   261         (2)
                                                     -------    -------

Net cash used in investing activities:
     Acquisition of fixed assets                      (3,239)    (4,089)
                                                     -------    -------

Cash flows from financing activities:
     Net borrowings                                       --        145
     Proceeds from long-term debt obligations          2,957      4,816
     Repayment of long-term debt                      (1,067)      (740)
     Extinguishment of 10% series
      A bonds                                           (646)
     Purchase of Treasury stock                           (4)        (3)
                                                     -------    -------
     Net cash provided by
       financing activities                            1,240      4,218
                                                     -------    -------
Net increase (decrease) in cash                       (1,738)       127
Cash at beginning of period                            4,877        133
                                                     -------    -------
Cash at end of period                                $ 3,139    $   260
                                                     =======    =======

Cash paid during the periods for:
Interest                                             $   129    $   297
Taxes                                                $    --    $    22




          See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000


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


NOTE 2.     Inventories consisted of the following (in thousands):

                                                June 30,        December 31,
                                                  2000              1999
                                                 -----             -----
            Raw materials                          12                12
            Finished goods                        117                66
                                                -----             -----
            Total inventory                       129                78
                                                =====             =====

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

            The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                           JUNE 30,    JUNE 30,
                                                             2000        1999
                                                          ----------------------
 Net income (loss):
  Continuing operations                                     $ (173)     $ (127)
  Discontinued operations                                       --         358
                                                            ------      ------
  Net income (loss)                                         $ (173)     $  231
                                                            ======      ======

 Weighted average shares outstanding:
  Basic and dilutive weighted average
   shares                                                    7,607       7,837
                                                            ======      ======

            For the three month period ended June 30, 2000 and 1999, certain Securities were not included in the calculation of diluted earnings
            (loss) because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                           June 30,    June 30,
                                                             2000        1999
                                                           --------    --------
            Stock options                                       867      1,039
            Stock warrants                                    2,870      2,870
            Shares issuable on conversion of debentures          --        512
                                                           --------    --------
                                                              3,737      4,421
                                                           ========    ========


                                                             SIX MONTHS ENDED
                                                        -----------------------
                                                        JUNE 30,       JUNE 30,
                                                          2000           1999
                                                        --------       --------
              Net loss:
                Continuing operations                    $ (266)        $ (225)
                Discontinued operations                      --            235
               Cumulative effect of change in
                  Accounting principle                       --           (133)
                                                        --------       --------
                Net loss                                 $ (173)        $ (123)
                                                        ========       ========

              Weighted average shares outstanding:
               Basic and dilutive weighted average
                 shares                                   7,607          7,835
                                                        ========       ========

            For the six month period ended June 30, 2000 and 1999, certain Securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):
                                                           June 30,    June 30,
                                                             2000        1999
                                                           --------    --------
            Stock options                                       867       1,039
            Stock warrants                                    2,870       2,870
            Shares issuable on conversion of debentures          --         512
                                                           --------    --------
                                                              3,737       4,421
                                                           ========    ========

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

NOTE 5. On December 1, 1999, the Company's Nebraska subsidiary, also known as InterSystems, Inc. ( hereinafter "InterSystems Nebraska"), completed the sale of substantially all of its assets to , and the assumption of certain liabilities by, Enduro Systems, Inc. ("Enduro"), a privately held manufacturing company based in Houston, Texas. As a results of this sale, the operations of InterSystems Nebraska have been restated as discontinued operations in the Company's consolidated results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Three and six Month Periods Ended June 30, 2000 and 1999
-----------------------------------------------------

Revenue for the three months and six months ended June 30, 2000 increased by $778,000 (21.6%) and $1,318,000 (18.9%), respectively, compared to the same periods ended 1999. In 1999, Chemtrusion Texas began a vigorous campaign to increase its customer base. As reported in the first quarter 1999 10-Q filing, Chemtrusion Texas' revenues were negatively impacted by the Company's commitment to two major customers. Chemtrusion Texas is beginning to realize the efforts of its marketing campaign. Revenue for the second quarter 2000 increased by $301,000 over the same period last year and $425,000 for the six months ended June 30, 2000 versus the same period ended 1999. Revenue at Chemtrusion's Mytex facility in Indiana (the "Mytex facility") increased $477,000 for the quarter ended June 30, 2000 as compared to the same quarter ending June 30, 1999 and $893,000 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The Mytex facility added one new compounding line in mid 1998 and an additional compounding line in the first quarter of 1999. After installation of these two new lines, the effective capacity of the Mytex facility has more than doubled.

Chemtrusion's gross margin decreased from 32% for the second quarter ending June 30, 1999 as compared to 27.1% for the second quarter ending June 30, 2000. For the six months ending June 30, 2000 gross margin decreased to 29% versus 32.4% for the six months ending June 30, 1999. The decrease is primarily attributable to increased fixed costs at Chemtrusion Texas to accommodate volume increases experienced during the balance of 1999 and into year 2000. Additionally, the Mytex facility recognizes revenue as cost plus a management fee. The cost of goods sold at the Mytex facility increases at a rate faster than the increase in management fee during years of plant expansion. Therefore, the rise in cost of sales as compared to the increase in management fee from this facility results in lower gross margins during these periods.

Selling, general and administrative expenses increased approximately $156,000 during the second quarter ending June 30, 2000 as compared to the same quarter ending June 30, 1999, and $260,000 for the six months ending June 30, 2000 versus the same period ending June 30, 1999. The increase is primarily attributable to the plant expansion at the Mytex facility and the increase in fixed costs at Chemtrusion, Texas to accommodate anticipated increases in tolling volume.

The Company realized $61,000 and $129,000 in interest income for the three and six months ended June 30 2000, as a result of the investment of proceeds from the sale of InterSystems Nebraska.

In early January 2000, the 10% series A bonds at the Parent company level were retired. The early retirement of these bonds will save the Company $65,000 in interest expense in the year 2000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the six months ended June 30, 2000 amounted to $261,000.

During the first six months 2000, the Company has undertaken further expansion of its Mytex facility. Through June 30, 2000, Chemtrusion has spent $2,961,000, which will be financed by a long-term note payable to Mytex. It is anticipated that Mytex will fund the plant expansion under similar terms as previous projects. The balance of capital expenditures ($278,000) for the six month period ended June 30, 2000 were spent for improvements at Chemtrusion, Texas.

Net borrowings provided by financing activities for the Mytex facility amounted to $2,957,000. The Company extinguished all of its 10% series A bonds ($650,000) during the first quarter 2000. Repayment of long-term debt was $1,067,000.

Cash decreased $1,738,000 for the period ending June 30, 2000.

The Company anticipates that its future operating needs will be satisfied from the operations of its subsidiary and available cash on hand. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Chemtrusion
-----------

Chemtrusion is party to a credit agreement that provides for advances of up to $300,000. The line of credit expires August 21, 2000. The agreement bears interest at the bank's prime rate plus 1% (10.5% at June 30, 2000) and is collateralized by Chemtrusion's accounts receivable. As of June 30, 2000, borrowings were $300,000.

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

Forward Looking Statements

This quarterly report for the quarter ended June 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.


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


                                      INTERSYSTEMS, INC.



Dated: August 10, 2000                   /s/ Herbert M. Pearlman
                                      -------------------------------
                                      Herbert M. Pearlman
                                      President
                                      Chief Executive Officer

                                         /s/ Daniel T. Murphy
                                      -------------------------------
                                      Daniel T. Murphy
                                      Principal Financial Officer