Form 10-Q
period 2000-09-30
INTERSYSTEMS INC /DE/
filed 2000-11-14
CIK 806011

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF  1934

   For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number    1-9547

                              INTERSYSTEMS, INC.
              (Exact Name of registrant as specified in charter)

             Delaware                               13-3256265
  (State or other jurisdiction                     IRS Employer
 of incorporation or organization)            (Identification number)

                                1011 Highway 71
                        Spring Lake, New Jersey  07762
                   (Address of principal executive offices)
                                  (Zip Code)

                                 732-282-1411
             (Registrant's telephone number, including area code)

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

As of October 31, 2000 there were 7,644,098 shares of the Company's common stock, par value $.01 per share outstanding.

                                     INDEX

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of
    September 30, 2000 (Unaudited) and December 31, 1999                3

    Consolidated Statements of Operations (unaudited)
    for the Three Months Ended September 30, 2000 and 1999              4

    Consolidated Statements of Operations (unaudited)
    for the Nine Months Ended September 30, 2000 and 1999               5

    Consolidated Statements of Comprehensive Income (loss)
    (unaudited) for the Three and Nine Months Ended
    September 30, 2000 and 1999                                         6

    Consolidated Statements of Cash Flows (Unaudited) for the
    Nine Months Ended September 30, 2000 and 1999                       7

    Notes to Consolidated Interim Financial Statements                8 - 10

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              10 - 12

    Item 3.  Quantitative and Qualitative Disclosures
    About Market Risk                                                   12

                      InterSystems, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                          (Unaudited)
                                                                         September 30,    December 31,
                                                                              2000            1999
                                                                         -------------    ------------
ASSETS
------
CURRENT ASSETS:
   Cash (Including $250 cash in escrow for
     September 2000)                                                         $ 2,104         $ 4,877
   Marketable equity securities                                                  150              65
   Trade receivables                                                           1,464           1,507
   Participation in receivables                                                  800              --
   Inventories                                                                   164              78
   Prepaid expenses and other                                                    255             166
                                                                             -------         -------
                                                                               4,937           6,693

   Cash in escrow                                                                 --             250
   Note receivable - sale of InterSystems Nebraska                               500             500
   Equipment and leasehold improvements, net                                  27,254          21,329
   Other assets                                                                   55              54
                                                                             -------         -------
    Total Assets                                                             $32,746         $28,826
                                                                             =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $ 9,314         $ 2,205
   Subordinated debentures                                                        --             646
   Accounts payable                                                              810             539
   Accrued expenses:
     Compensation                                                                152             732
     Other                                                                       751             546
                                                                             -------         -------
                                                                              11,027           4,668

Long term debt - net of current portion                                       15,194          17,178
                                                                             -------         -------
Total Liabilities                                                             26,221          21,846
                                                                             -------         -------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000 shares
     authorized; none issued and outstanding
   Common stock $.01 par value, 20,000
     shares authorized; 7,923
     shares issued and 7,610 outstanding                                          79              79
Additional paid-in capital                                                     7,992           7,992
Deficit                                                                       (1,196)           (642)
Accumulated other comprehensive loss                                             (65)           (150)
Treasury stock - 279 and 306 shares at cost                                     (285)           (299)
                                                                             -------         -------
TOTAL SHAREHOLDERS' EQUITY                                                     6,525           6,980
                                                                             -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $32,746         $28,826
                                                                             =======         =======

      See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)


                                                                     Three months ended September 30,
                                                                           2000            1999
                                                                         -------         -------
Net sales                                                                $ 4,044         $ 3,607
Cost of sales                                                              2,937           2,441
                                                                         -------         -------
   Gross Profit                                                            1,107           1,166

Selling, general and administrative
   expenses                                                                1,038             996

Interest expense                                                             399             455
Interest income                                                              (55)             (2)
                                                                         -------         -------
   Loss from continuing operations                                          (275)           (283)

Discontinued operations - InterSystems Nebraska                               --             384

    Net income(loss)                                                     $  (275)        $   101
                                                                         =======         =======
Per share - basic and assuming
  dilution
 Continuing operations                                                     $(.04)          $(.04)
 Discontinued operations - InterSystems Nebraska                              --             .05
                                                                         -------         -------
 Net income (loss)                                                         $(.04)           $.01
                                                                         =======         =======
Average number of common shares
outstanding                                                                7,608           7,833
                                                                         =======         =======

      See accompanying notes to consolidated financial statements

                      InterSystems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)


                                                Nine months ended September 30,
                                                       2000        1999
                                                     -------     -------
Net sales                                            $12,377     $10,600
Cost of sales                                          8,842       7,170
                                                     -------     -------
     Gross Profit                                      3,535       3,430

Selling, general and administrative
     expenses                                          3,039       2,755

Interest expense                                       1,222       1,314
Interest income                                         (172)         (6)
                                                     -------     -------
     Loss from continuing operations                    (554)       (633)

Discontinued operations - InterSystems Nebraska           --         745
Cumulative effect of change in
  accounting principle                                    --        (134)
                                                     -------     -------
      Net loss                                       $  (554)    $   (22)
                                                     =======     =======
Per share - basic and assuming dilution
  Continuing operations                              $  (.07)    $  (.08)
  Discontinued operations - InterSystems Nebraska         --         .10
  Cumulative effect of change in
    Accounting principle                                  --        (.02)
                                                     -------     -------
  Net income (loss)                                  $  (.07)    $    --
                                                     =======     =======
Average number of common shares outstanding            7,608       7,833
                                                     =======     =======

                      InterSystems, Inc. and Subsidiaries
            Consolidated Statements of Comprehensive Income (loss)
                           (In Thousands, Unaudited)

                                                 Three months ended September 30,
                                                      2000             1999
                                                     ------           ------
Net income (loss)                                     $(275)            $101
Other comprehensive income:

 Unrealized holding gains arising during period          10                2
                                                      -----             ----
Comprehensive income (loss)                           $(265)            $103
                                                      =====             ====

                                                  Nine months ended September 30,
                                                       2000             1999
                                                      ------           ------
Net loss                                              $(554)           $ (22)
Other comprehensive income:

  Unrealized holding gains (loss) arising
    during period                                        84              (63)
                                                      -----            -----
Comprehensive loss                                    $(470)           $ (85)
                                                      =====            =====


      See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
                     Consolidated Statements of Cash Flows
                           (In Thousands, Unaudited)

                                                 Nine months ended September 30,
                                                          2000       1999
                                                       -------    -------
Cash flows from operating activities:
  Net loss                                             $  (554)   $   (22)
  Adjustments to reconcile net income to net cash
    Provided (used) in operating activities:
      Depreciation and amortization                      1,452      1,637
  Changes in:
    Operating working capital                             (218)       545
    Non-current assets and liabilities                      (1)         9
                                                       -------    -------
Net cash provided by
  operating activities                                     679      2,169
                                                       -------    -------
Cash flows from investing activities:
     Acquisition of fixed assets                        (7,377)    (4,292)
     Maturity of time deposits                                        123
     Participation in receivables of affiliate            (800)        --
                                                       -------    -------
     Net cash used in investing activities              (8,177)    (4,169)

Cash flows from financing activities:
     Net borrowings                                         --       (490)
     Proceeds from long-term debt obligations            6,729      4,392
     Repayment of long-term debt                        (1,604)    (1,783)
     Extinguishment of 10% series
       A bonds                                            (646)        --
     Purchase of Treasury stock                             (4)        (3)
                                                       -------    -------
     Net cash provided by
       financing activities                              4,475      2,116
                                                       -------    -------
Net increase (decrease) in cash                         (3,023)       116
Cash at beginning of period                              4,877        133
Reclassification of cash in escrow                         250         --
                                                       -------    -------
Cash at end of period                                  $ 2,104    $   249
                                                       =======    =======
Treasury stock issued for settlement
  of liability                                              18         --

Cash paid during the periods for:
Interest                                               $   190    $   421
Taxes                                                  $    --    $    22


      See accompanying notes to consolidated financial statements

                      InterSystems, Inc. And Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000

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

NOTE 2. As of September 30, 2000, the Company purchased participations of $800,000 in third party receivables held by Mezzanine Financial Fund LP. Interest accrues at the rate of 1.5% per month.

NOTE 3. Inventories consisted of the following (in thousands):

                                  September 30,          December 31,
                                       2000                  1999

 Raw materials                          152                    12
 Finished goods                          12                    66
                                       ----                  ----
  Total inventory                       164                    78
                                       ====                  ====

NOTE 4. The basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                ------------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000             1999
                                                -------------    -------------
         Net income (loss):
           Continuing operations                       $ (275)          $ (283)
           Discontinued operations                         --              384
                                                       ------           ------
           Net income (loss)                           $ (275)          $  101
                                                       ======           ======
         Weighted average shares outstanding:
           Basic and dilutive weighted average
            shares                                      7,608            7,833
                                                       ======           ======

      For the three month period ended September 30, 2000 and 1999, Certain securities were not included in the calculation of diluted Earning (loss) because of their anti-dilutive effect. Those Securities are as follows (in thousands):

                                                  September 30, September 30,
                                                       2000         1999
                                                  ------------- -------------

  Stock options                                          867        1,039
  Stock warrants                                       2,870        2,920
  Shares issuable on conversion of debentures             --          512
                                                      ------       ------
                                                       3,737        4,421
                                                      ======       ======

                                                        NINE MONTHS ENDED
                                                      ---------------------
                                                  September 30,  September 30,
                                                       2000           1999
                                                  -------------  -------------
Net income (loss):
  Continuing operations                               $ (554)      $ (633)
  Discontinued operations                                 --          745
  Cumulative effect of change in
    Accounting principle                                  --         (134)
                                                      ------       ------
  Net income (loss)                                   $ (554)      $ ( 22)
                                                      ======       ======

 Weighted average shares outstanding:
  Basic and dilutive weighted average
   shares                                              7,608        7,833
                                                      ======       ======

   For the nine month period ended September 30, 2000 and 1999, Certain securities were not included in the calculation of diluted Earning (loss) because of their anti-dilutive effect. Those
   Securities are as follows (in thousands):

                                                  September 30, September 30,
                                                       2000         1999
                                                  ------------- -------------
  Stock options                                           867     1,039
  Stock warrants                                        2,870     2,920
  Shares issuable on conversion of debentures              --       512
                                                       ------    ------
                                                        3,737     4,421
                                                       ======    ======

NOTE 5. In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." The statement was effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organizational costs to be expensed as incurred and to write off any previously deferred expenses. The Company adopted SOP 98-5 for calendar year 1999, and accordingly, $134,000 of start-up and organizational costs at Chemtrusion have been expensed, as a cumulative effect of change in accounting principle, for the period ended March 31, 1999.

NOTE 6. On December 1, 1999, the Company's Nebraska subsidiary, also known as InterSystems, Inc. (hereinafter "InterSystems Nebraska"), completed the sale of substantially all of its assets to, and the assumption of certain liabilities by, Enduro Systems, Inc. ("Enduro"), a privately held manufacturing company based in Houston, Texas. As a result of this sale, the operations of InterSystems Nebraska have been restated as discontinued operations in the Company's consolidated results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

As of August 28, 2000, the Board of Directors of InterSystems, Inc. has authorized the Company to embark on a strategic new initiative of utilizing its cash position to provide structured capital funding for small and mid size business enterprises. Presently the Company's primary operations consist of the custom compounding of thermoplastic resins as operated by Chemtrusion, Inc.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2000 and 1999

Revenue for the third quarter 2000 increased by $437,000 (12.1%) compared to the third quarter 1999. In 1999, Chemtrusion Texas began a vigorous campaign to increase its customer base. As reported in the first quarter 1999 10-Q filing, Chemtrusion Texas' revenues were negatively impacted by the Company's commitment to two major customers. While Chemtrusion Texas has attempted to broaden its customer base, sales in Texas remain slow because of the cyclical nature of the plastics industry. The effect of interest rate hikes have negatively impacted Chemtrusion, Texas business. Revenue at Texas were essentially flat for the comparative three month period ending September 30, 2000 and 1999. Revenue at Chemtrusion's Mytex facility in Indiana (the "Mytex facility") increased $455,000 for the quarter ended September 30, 2000 as compared to the same quarter ending September 30, 1999. The Mytex facility added one new compounding line in mid 1998 and an additional compounding line in the first quarter 1999. After installation of these two new lines, the effective capacity of the Mytex facility has more than doubled. Revenue for the nine months ending September 30, 2000 increased by $1,777,000 over the nine month period ending September 30, 1999. The increase was a result of increased toll compounding volume at the Mytex facility.

Chemtrusion's gross margin decreased from 32.3% in the third quarter 1999 to 27.4% in the third quarter 2000, and from 32.4% to 28.6% for the nine months ending September 30, 1999 and September 30, 2000, respectively. The decrease is primarily attributable to increased fixed costs at Chemtrusion to accommodate volume increases experienced during the balance of 1999 and into year 2000. Additionally, the Mytex facility recognizes revenue as cost plus a management fee. The cost of goods sold at the Mytex facility increases at a rate faster than the increase in management fee during years of plant expansion. Therefore, the rise in cost of sales as compared to the increase in management fee from this facility results in lower gross margins during these periods.

Selling, general and administrative expenses increased approximately $42,000 during the third quarter ending September 30, 2000 as compared to the same quarter ending September 30, 1999, and $284,000 for the nine months ending September 30,

2000 and 1999. The increase is primarily attributable to the plant expansion at the Mytex facility and the increase in fixed costs at Chemtrusion, Texas to accommodate anticipated increases in tolling compounding volume. The Parent Company's selling, general and administrative expenses have decreased substantially during year 2000 because of the reduction of overhead as a result of the sale of its InterSystems Nebraska facility.

The Company realized $172,000 in interest income year-to-date as a result of the investment of proceeds from the sale of InterSystems Nebraska.

In early January 2000, the 10% series A bonds at the Parent company level were retired. The early retirement of these bonds will save the Company $65,000 in interest expense in the year 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2000 amounted to $679,000.

During the first quarter 2000, the Company has undertaken further expansion of its Mytex facility. Through September 30, 2000, Chemtrusion has spent $6,729,000 in the year 2000 for plant expansion, which is financed by Mytex. It is anticipated that Mytex will fund the plant expansion under similar terms as previous projects. Chemtrusion, Texas has completed modifications of one of its compounding lines. The total cost of the Texas project was approximately $600,000.

During the third quarter, the Company announced that it would pursue a business of providing structured capital to small and mid sized business enterprises. In furtherance of that business, the Company, as of September 30, 2000, had purchased participations of $800,000 in accounts receivable that had been purchased from third parties by Mezzanine Financial Fund LP. The Company's participation is earning interest at the rate of 1.5% per month.

Net borrowings provided by financing activities for the Mytex facility amounted to $6,729,000. The Company extinguished all of its 10% series A bonds ($646,000) during the first quarter 2000. Repayment of long-term debt was $1,604,000.

Cash decreased $3,023,000 for the nine months ending September 30, 2000 as a result of repayment of bank and bond debt, the purchase of the participations, and payment of the modifications to the compounding line in Texas.

The Company anticipates that its future operating cash needs will be satisfied from the operations of its Chemtrusion subsidiary and available cash on hand. The Company from time to time may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing.

Chemtrusion

Chemtrusion was party to a credit agreement that provided for advances of up to $300,000. The line of credit expired October 21, 2000 and was repaid in full at that time. The interest rate was the bank's prime rate plus 1% (10.5% at September 30, 2000) and was collateralized by Chemtrusion's accounts receivable. At September 30, 2000, borrowings were $300,000.

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

Forward Looking Statements

This report for the quarter ended September 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

                                       INTERSYSTEMS, INC.



Dated: November 10, 2000               /s/ Walter M. Craig, Jr.
                                       -----------------------
                                       Walter M. Craig, Jr.
                                       President
                                       Chief Executive Officer

                                       /s/ Daniel T. Murphy
                                       -----------------------
                                       Daniel T. Murphy
                                       Principal Financial Officer