Form 10-K
period 2000-12-31
INTERSYSTEMS INC /DE/
filed 2001-03-30
CIK 806011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                     to
                          -------------------    -------------------------------


                           Commission File No. 1-9547
                                               ------

                               INTERSYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                   13-3256265
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


    1011 Highway 71, Spring Lake, NJ                           07762
(Address of Principal Executive Offices)                     (Zip Code)

                                (732) 282 - 1411
              (Registrant's Telephone Number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title Of Each Class             Name of Each Exchange On Which Registered
 Common Stock, $.01 par value                   American Stock Exchange
Common Stock Purchase Warrants                  American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $1,227,283 based upon the closing price of the registrant's common stock, $.01 par value, as reported by the American Stock Exchange on March 15, 2001, which was $.21.

The number of shares of the registrant's common stock, $.01 par value, outstanding on March 15, 2001: 7,597,000.

Documents incorporated by reference: Proxy Statement for 2001 Annual Meeting incorporated in Part III

                                     PART I

ITEM 1: BUSINESS

INTRODUCTION AND BUSINESS DEVELOPMENT

InterSystems, Inc. was originally organized under the laws of the state of Delaware in 1984. The Company's principal line of business today consists of the operations of its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), based in Houston, Texas and Jeffersonville, Indiana. Chemtrusion provides various out-sourcing services to the petro-chemical industry including research, manufacturing and facilities operations for major multi-national companies. Chemtrusion is a leader in specialty plastics compound processing that combines thermoplastic resins with various additives to enhance and customize plastic materials for specific end uses. Chemtrusion's Indiana division is a dedicated facility (the "Mytex facility") providing design, construction and operating services exclusively for Mytex Polymers, a joint venture of ExxonMobil Chemical and Mitsubishi Chemicals America ("Mytex").

In addition to the operations of Chemtrusion, during 2000, the Company's Board of Directors determined that the credit and capital markets for small, mid-size companies was becoming restricted. As a consequence, the Company retained its new president who had experience in structured capital placements and authorized the Company to embark on a strategic new initiative of providing capital funding for small and mid-sized enterprises.

The Company had revenues from continuing operations of $16,761,000, $14,746,000 and $11,504,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 2000, the Company reported a loss from continuing operations of $(605,000), and a net loss for the year of $(795,000), as compared to a loss from continuing operations of $(679,000) and a net profit of $3,192,000 for the year ended December 31, 1999. The net loss for the year ended December 31, 2000 included a loss from discontinued operations of $190,000. The net profit for the year ended December 31, 1999, included $821,000 income from discontinued operations and a $3,184,000 gain on the sale of the business of the Company's subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska"). For the year ended December 31, 1998, the Company reported a net loss from continuing operations of $(775,000), and a net profit for the year of $443,000. The net profit for the year ended December 31, 1998 included $1,218,000 income from discontinued operations.

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

                             COMPOUNDING OPERATIONS

HOUSTON FACILITY: Chemtrusion provides custom compounding services using four twin screw extruders, various blenders and other equipment at its Houston facility. The fourth extrusion line, added in 1997, offers the latest generation of compounding technology and provides manufacturing capacity for smaller volume products bringing the total annualized capacity of the facility to 46 million pounds. 2000 production was approximately 27,482,530 pounds compared to approximately 27,563,030 pounds in 1999. The level of production is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

MYTEX FACILITY: In January 1996, Chemtrusion entered into a Definitive Agreement for Compounding Services with Mytex Polymers ("Mytex"), a Delaware general partnership of affiliates of Mitsubishi Chemicals America and ExxonMobil Chemical Company, a division of ExxonMobil Corporation.

Pursuant to the Agreement, Chemtrusion originally acquired 16.4 acres of land in Jeffersonville, Indiana, on which it constructed and equipped in accordance with agreed upon plans and specifications a plastics compounding plant at a cost of $12.8 million. As originally designed, the plant contained four production lines with an annual capacity of 35 million pounds of product, and sufficient space to add two additional production lines, if desirable, at a future date. Pursuant to the original Agreement, Mytex has the right to require Chemtrusion to add production lines as well as expand the plant at any time. Mytex provided the initial construction financing for the project under this Agreement. The plant was completed in October 1996 and the addition of another production line was completed in each of 1998 and 1999, bringing the total production capacity of the facility to 80 million pounds of product. Mytex provided $14,000,000 permanent financing for the original construction of the facility, and provided an aggregate of $6,163,050 additional financing for the two new production lines.

During the first quarter of 2000, the Company undertook an expansion of the plant itself. The Company acquired a 14.901 acre tract of land, adjacent to the original 16.4 acres, on which to construct the new facility. This expansion will initially contain one production line with sufficient space to add additional production lines. Through December 31, 2000, the Company has expended $8,417,000 on this expansion which was funded by a loan from MyTex. The expansion was substantially completed by, and became operational in, September 2000. See Note 4 to Notes to Consolidated Financial Statements for a discussion of the terms of this financing.

At the Mytex facility, Chemtrusion produces an array of polypropylene-based compounds exclusively for the benefit of Mytex using raw materials and specifications provided by Mytex. Chemtrusion is paid a monthly fee for its operation of the plant. The fee includes recovery of direct operating expenses, debt service and a management fee. The actual management fee amount is determined by adjusting a target management fee according to actual monthly operating performance. The target management fee is based upon the aggregate capacity of each compounding line in the facility; therefore, each addition of a production line and expansion of the facility results in an increase in the target management fee. The actual management fee exceeds the target when the performance of the facility exceeds expected performance criteria. The facility is penalized by a reduction in the actual management fee as compared to the target management fee when the converse is true.

In 1997, Chemtrusion and Mytex amended the Definitive Agreement to provide a fifth production line, as well as additional rail siding in support of both current and future bulk shipment requirements of the facility. Pursuant to the Agreement, Chemtrusion arranged for design and installation of these additions, which were funded by Mytex through interim short-term financing. In 1998, when the additions were completed, Mytex replaced the short-term financing with permanent financing under terms similar to those contained in the initial Agreement. Chemtrusion's management fee was increased significantly as a result of the new line.

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

During 2000, Chemtrusion and Mytex further amended the Definitive Agreement (the "2000 Amendment") to provide for design, installation and operation of a new facility adjacent to the original plant facility. This new facility was substantially completed by, and became operational in, September 2000. Under the terms of the Agreement, Mytex has provided permanent financing of the new facility under terms similar to those contained in the initial Agreement and Chemtrusion's management fee has been proportionally increased as a result of this expansion.

DURATION OF THE MYTEX AGREEMENT

The initial term of the Mytex Agreement was originally five years, expiring December 31, 2001. Pursuant to the 2000 Amendment, the initial term has been extended to be ten years, expiring December 31, 2006. Mytex has the option to renew the Agreement for two additional five-year terms.

Upon expiration of the initial term or any renewal term, or in the event of the termination of the Agreement by default, Mytex has an option to purchase the entire facility from Chemtrusion (the "Option"). In the event that Mytex does not renew the Agreement at the end of the initial or any renewal term, or in the event of termination by default, Chemtrusion has the right to require Mytex to purchase the entire facility (the "Put"). The purchase price under the Option or the Put is equal to assumption of unamortized construction financing and other contractual obligations relating to the plant and the property. If the Option or the Put is exercised as a result of Mytex's failure to renew the Agreement at the end of the initial term or Chemtrusion exercises its Put upon termination of the Agreement prior to the expiration of the initial term as a result of a default by Mytex, then, in addition to Mytex's assumption of such liabilities, the purchase price will include $1.5 million reduced by a portion of the increases in the Management Fee paid to Chemtrusion. In the event the Put is exercised upon termination of the Agreement as a result of a default by Chemtrusion, then the purchase price under the Put is equal to the assumption of such liabilities less $700,000 (which is deemed liquidated damages).

All construction financing incurred with respect to the original facility (i.e. the facility completed in 1996 and the two production lines added in 1998 and
1999) will be fully amortized in 2011, or fifteen years after the execution of the Definitive Agreement. The permanent construction financing incurred with respect to the facility that became operational in September 2000 is anticipated to be fully amortized by 2016. Management expects that upon the expiration of the current term of the Agreement aggregate increases in the management fee will have significantly reduced the $1.5 million Option price.

Pursuant to the terms of the Definitive Agreement, as amended, Mytex has the right to terminate the Mytex Agreement in the event that Scott Owens, President of Chemtrusion, is no longer employed by Chemtrusion in an executive capacity, and in the event of a change in control of Chemtrusion.

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

CUSTOMERS

The customer base for Chemtrusion's compounding business consists primarily of resin producers, although end product distributors and independent consumers also represent a small portion of the company's customer base. During 2000, 86% of Chemtrusion's revenues were attributable to two customers: Mytex accounted for approximately 75% of the total revenues and one other customer accounted for approximately 11% of the total revenues. Chemtrusion is under a long-term contract with Mytex, but is not under a long-term contract with the other customer, although it has done business with the other customer for several years. The Company believes that the loss of either of these customers would have a material adverse effect on its business and revenues. The Definitive Agreement with Mytex currently expires in December 31, 2006. See "Mytex Facility" on page 3.

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

RESEARCH AND DEVELOPMENT

During the two fiscal years ended December 31, 2000 and 1999, the Company spent minimal amounts on company-sponsored research and development activities determined in accordance with generally accepted accounting principles. All such amounts are expensed.

ENVIRONMENTAL MATTERS

The Company has not experienced any material effect, and does not currently anticipate any material effect, upon its capital expenditures, earnings or competitive position as a result of its compliance with federal, state and local environmental laws and regulations which have been adopted or enacted.

THE FINANCE BUSINESS

In August 2000, the Company's Board of Directors retained a new president and authorized the Company to embark on a strategic new initiative to provide structured capital for small and mid-sized enterprises. During 2000 the Company purchased participations in third party accounts receivables factored by Mezzanine Financial Fund, L.P. ("Mezzanine"), an affiliated party. As of December 31, 2000, the Company's investment in such accounts receivable totaled $1,100,000 of an aggregate of $1,254,000 invested by both participants with respect to the acquisition of approximately $1,700,000 of gross amount of receivables (which were sold by nine unaffiliated companies located throughout the United States). These enterprises are engaged in various service and distribution businesses. The terms of the accounts receivable that were purchased require payment typically within 30 to 60 days from the date of the invoice giving rise to the receivable. The Company's participation is structured such that the Company's participation is paid a monthly return of 1.25% and is repaid before the payment to others who might have participated in the funding of such receivables. The Company has, and anticipates, purchasing additional participations from Mezzanine or others in the future.

In the future, the Company will seek to initiate structured capital accommodations to small and midsize business enterprises primarily through senior secured loans, subordinated loans, bridge loans, convertible loans, the purchase of accounts receivable, participations in secured loans, loan guarantees and other similar opportunistic situations. The Company anticipates that its credit accommodations could be extended to either publicly held or privately held enterprises, as well as enterprises in which the Company might hold an equity position.

In extending such accommodations, the Company anticipates that its objective will be to realize aggressive current yields from its investments, while, in most cases, securing its capital against assets of the borrowing enterprise. Additionally, the Company will look to obtain enhanced returns through structured fees or small equity positions from the companies to which it places to capital. In order to achieve this objective, the Company expects that it will provide financing facilities to enterprises that might not be able to obtain funding through more traditional sources. The Company anticipates that it will be presented with opportunities to provide financing through the ongoing discussions and relationships that members of its management have with regional lenders and finance companies, investment bankers, attorneys and business brokers who refer and discuss investment opportunities for consideration by the Company. The Company competes against other enterprises who provide structured financing that have greater financial resources than the Company and longer operating histories. There can be no assurance that the Company will provide any new structured capital accommodations, achieve or not alter its expected objective with respect to such accommodations or increase or terminate its participation with Mezzanine.

EMPLOYEES

The Company currently employs 160 persons at Chemtrusion who are full time employees, in executive, administrative and clerical, and production, engineering and laboratory personnel capacities. In addition, the Company employs four (4) persons in executive and administrative capacities. Of this group, the Company's President and Chief Financial Officer devote their full time to the business of the Company. None of the Company's employees are represented by a union.

ITEM 2: PROPERTIES

The Company shares with another company, on a month-to-month basis, 2,000 square feet of executive office space which is located at 1011 Highway 71 in Spring Lake, New Jersey. The Company's allocated monthly rent is $2,300.

The Company also jointly occupies 4,500 square feet of office space which is located at 537 Steamboat Road, Greenwich, Connecticut. The lease commenced in June 1995, and an option to extend the lease for an additional four years was exercised in January 1998 at a rental of $112,500 for the first option year, $117,500 for the second option year, $121,500 for the third option year and $125,500 for the fourth option year. The other corporation sharing this space is a public corporation as to which the Company's Chairman serves as a director and to which he devotes a portion of his work-related time. The rent is apportioned between these two corporations.

CHEMTRUSION: Chemtrusion conducts its non-Mytex business in a leased 106,530 square foot facility located in Houston, Texas. The current annual rent is $297,000 plus common area maintenance charges. This lease expires in April 2002.

The Company's facility located in Jeffersonville, Indiana was completed in 1996 (the "1996 Facility") and is comprised of 178,000 square feet. The facility that was constructed in 2000 and located adjacent to the 1996 Facility is 58,800 square feet (the "2000 Facility"). The 1996 Facility and the 2000 Facility are state-of-the-art compounding plants. Both facilities are owned by Chemtrusion, but are subject to the right of Mytex to repurchase them under certain circumstances including the termination of the Definitive Agreement with Mytex. The 1996 Facility is subject to a mortgage of $16,739,000 to secure construction and equipment financing at 7% due in December 31, 2011. The 2000 Facility is expected to be subject to a mortgage to secure construction and equipment financing at 7% due 2016, the principal amount of such financing through December 31, 2001 was $8,417,000. See "The Business of Chemtrusion--Mytex Facility" on page 3.

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

       Fiscal 1999                       High                    Low
       -----------                       ----                    ---
       First Quarter                    $1 1/16                 $5/8
       Second Quarter                    1 1/8                   5/8
       Third Quarter                     15/16                   5/8
       Fourth Quarter                    3/4                     7/16

       Fiscal 2000                       High                    Low
       -----------                       ----                    ---
       First Quarter                    $1 7/16                  $1/2
       Second Quarter                    15/16                   7/16
       Third Quarter                     5/8                     3/8
       Fourth Quarter                    1/2                     3/32

       The closing price of the Common Stock on March 15, 2001 was $.21.

b. HOLDERS. As of March 15, 2001, there were, to the best of the Company's knowledge, approximately 145 holders of record of the Company's Common Stock.

c. DIVIDENDS. The Company has not declared or paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future.

In August 1999, the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants (AMEX: IIWS) from December 31, 1999 to December 31, 2001, and to lower the exercise price of these warrants from $3.50 to $2.00 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 2000, there were 1,114,852 public warrants outstanding.

d.     RECENT SALES OF UNREGISTERED SECURITIES.

There were no sales of unregistered securities during 2000.

ITEM 6: SELECTED FINANCIAL DATA

The following table summarizes certain historical consolidated financial data of the Company (in thousands, except per share amounts) and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included in Item 8 hereof. All items in the following table have been restated for the effect of the Company's discontinued operations of InterSystems
Nebraska:

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                  1996             1997             1998             1999             2000
                                  ----             ----             ----             ----             ----
Revenues ..............        $  5,992         $ 10,704         $ 11,504         $ 14,746         $ 16,761

Loss from
 Continuing operations           (1,106)            (140)            (775)            (679)            (605)

Loss per share -
  Continuing operations            (.18)            (.02)            (.10)            (.09)            (.08)

Total assets ..........          21,007           22,165           25,171           28,826           33,474

Long-term obligations .          18,631           18,497           17,001           17,178           23,083

Cash and equivalents ..           1,153               --              132            4,877            1,042

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR 2000, 1999 AND 1998

The Company's revenues grew 28% from 1998 to 1999 and 14% from 1999 to 2000. The revenue growth from 1998 to 1999 was attributable to increases in toll compounding volume at both the MyTex and Texas facilities. The MyTex facility added one new compounding line in mid-1998 and an additional compounding line in the first quarter of 1999. An increase in the Houston facility revenue for 1999 complemented the overall increase in revenue for 1999 as a result of increased production utilization and price per pound, as well as the addition of new customers. The revenue increase in 2000 was attributable to the MyTex facility which operated six compounding lines for the full year and an additional line, in the plant expansion, which became operational in September.

Gross profit increased $877,000 in 1999 compared to 1998 and decreased slightly by $14,000 in 2000 compared to 1999. Gross profit as a percentage of sales was 34.3%, 32.7% and 28.7% for the years ended December 31, 1998, 1999 and 2000, respectively. The MyTex facility recognizes revenue as cost plus a management fee. The cost of goods sold at the MyTex facility increases at a rate faster than the increase in the management fee, especially during years of plant expansion. Therefore the rise in cost of sales as compared to the increase in management fee from this facility results in lower gross margins during these periods.

Selling, general and administrative expenses were 30%, 25% and 24% of sales for the years ended December 31, 1998, 1999 and 2000, respectively. The decreasing percentages were a result of the revenue increases at the Houston and MyTex facilities. These expenses increased by $454,000 in 1999 compared to 1998 and $306,000 in 2000 compared to 1999 for the compounding operations and were offset by decreases of $121,000 and $97,000 in parent company expenses.

Interest income increased to $209,000 in 2000 from nominal amounts recorded in 1999 and 1998 as a result of the investment and cash proceeds from the sale of InterSystems-Nebraska and interest received on the $500,000 note received as proceeds.

Interest expense increased $453,000 in 1999 compared to 1998 of which $332,000 was the result of the installation of two new compounding lines at the MyTex facility. Interest expense decreased $188,000 in 2000 due primarily to the repayment of a short-term working capital note in December 1999 and 10% subordinated debentures in early 2000.

In the fourth quarter of 2000, the Company determined that a decline in the market value of certain marketable equity securities was other than temporary and recorded a loss of $106,000 which is reflected in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $684,000 for the year 2000. For investing activities, $9,110,000 was used to purchase fixed assets, $1,100,000 was invested in participations in receivables and $250,000 was received from the escrow account set up at the closing of the InterSystems-Nebraska sale in 1999. A total of $3,026,000 was used primarily to repay debt (including $646,000 of subordinated debentures and a $300,000 line of credit) and $8,467,000 proceeds were received from long-term debt obligations for the purchase of fixed assets. The net decrease in cash balances amounted to $3,835,000, which reduced the $4,877,000 cash balance at the beginning of the year to $1,042,000.

The Company anticipates that future working capital and cash needs will be satisfied from the operations of Chemtrusion, available cash balances and future financings. The Company expects from time-to-time that it may seek to borrow funds for actual or anticipated capital needs. There can be no assurances that management will be able to obtain such financing or favorable terms.

In January 1999, the Company arranged for short-term working capital financing by executing a note in the amount of $200,000 with a private lender. The note bore interest at an annual rate of 15% and was paid in full in December 1999.

Chemtrusion was a party to a credit arrangement that provided for advances of up to $300,000. The agreement provided working capital for the Houston facility and had an interest rate of prime plus 1%. The outstanding balance of $300,000 was repaid in October 2000 and the agreement was not renewed.

The Company adjusts the deferred tax valuation allowance based on judgments as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 2000, a 100% valuation allowance was provided for the deferred tax asset because the Company could not determine whether it was more likely than not that the deferred tax asset would be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of our fiscal year. Adoption of SAB 101 did not have a material impact on its financial position or results of operations.

In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues, including: a) the definition of employee for purposes of applying Opinion No. 25; b) the criteria for determining whether a plan qualifies as a non-compensatory plan; c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operation.

FORWARD LOOKING STATEMENTS

This annual report for the year ended December 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms; (vi) the success or failure of the Company's efforts to implement its business strategy with respect to credit accommodations, which could depend upon, among other factors, the availability of capital on favorable cost terms to the Company and the effects of economic conditions on the Company's borrowers and the capital markets.

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

The Company also has participations in third party receivables held by an affiliated company. The participation includes receivables from nine unaffiliated companies located throughout the United States engaged in various service and distribution businesses. The collateral coverage supporting the loan and the historic collection percentages of the receivables derived from the enterprises selling the accounts receivable, mitigate the credit risk to the Company.

ITEM 8: FINANCIAL STATEMENTS: The financial statements filed as part of this report include:

                                                                      Page
                                                                      ----
Report of Independent Certified Public
Accountants ....................................................    F-2

Consolidated Balance Sheets as of
December 3l, 2000 and 1999 .....................................    F-3

Consolidated Statements of Operations
for the Years Ended December 3l, 2000, 1999 and 1998............    F-4

Consolidated Statements of Comprehensive Income (loss)
for the Years Ended December 3l, 2000, 1999 and 2000............    F-5

Consolidated Statements of
Shareholders' Equity
for the Years Ended December
31, 2000, 1999 and 1998 ........................................     F-6

Consolidated Statements of
Cash Flows for the Years Ended
December 3l, 2000, 1999 and 1998 ...............................     F-7

Notes to Consolidated Financial
Statements .....................................................     F-8 to F-21

Schedule II - Valuation and Qualifying
Accounts for the Years Ended
December 31, 2000, 1999 and 1998 ...............................     F-22

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.









               [The rest of this page intentionally left blank.]

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for 2001 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

ITEM 11: EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated herein by reference to the material under this heading in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 12 is incorporated herein by reference to the information under this heading in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Information under this heading in the Proxy Statement.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

                                                                        Page
                                                                       ----
Report of Independent Certified Public
Accountants ....................................................     F-2

Consolidated Balance Sheets as of
December 3l, 2000 and 1999 .....................................     F-3

Consolidated Statements of Operations
for the Years Ended December 3l, 2000, 1999 and 1998............     F-4

Consolidated Statements of Comprehensive Income (loss)
for the Years Ended December 3l, 2000, 1999 and 1998............     F-5

Consolidated Statements of
Shareholders' Equity
for the Years Ended December
31, 2000, 1999 and 1998 ........................................     F-6

Consolidated Statements of
Cash Flows for the Years Ended
December 3l, 2000 and 1999 .....................................     F-7

Notes to Consolidated Financial
Statements .....................................................     F-8 to F-21

(2) FINANCIAL STATEMENT SCHEDULES

              Schedule II - Valuation and Qualifying Accounts         F-22
              For the Years Ended December 31, 2000, 1999 and 1998

(3) EXHIBITS

                                                                                    FILED AS AN EXHIBIT TO THE
                                                                                       COMPANY'S [DOCUMENT]
NUMBER        DESCRIPTION                                                                OR FILED HEREWITH
------        -----------                                                                -----------------
 3.1          Restated Certificate of Incorporation dated March 22, 1999                 1998 10-KSB

 3.2          By-Laws, as amended and restated on January 8, 1998                        1997 10-KSB

 4.1          Form of Common Stock Purchase Warrant expiring October 29, 2001            1996 10-KSB

10.1          The Company's 1997 Employee Stock Option Plan                              S-8 (No. 333-46035)

10.2          Employment and Deferred Compensation Agreement between Company and         1988 10-K
              Herbert M. Pearlman

10.3          Employment and Deferred Compensation Agreement between Company and         1988 10-K
              David S. Lawi

10.4          Amendment to Employment Agreement between Company and Herbert M.           1994 10-KSB
              Pearlman

10.5          Amendment to Employment Agreement between Company and David S.             1994 10-KSB
              Lawi

10.6          Investment Agreement dated as of June 24, 1993 between the Company         1993 10-K
              and Fred Zeidman

10.7          Definitive Agreement for Compounding Services between Chemtrusion,         1995 10-KSB
              Inc. and Mytex Polymers (Confidential Treatment has been requested and obtained from the Securities and Exchange Commission with respect to certain portions of this Agreement through May 15,
              2001).

22.1          Subsidiaries: Chemtrusion, Inc., a Delaware corporation

23.1          Consent of BDO Seidman, LLP to incorporation by reference of their         Filed Herewith
              opinion into filed registration statements

(b) REPORTS ON FORM 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2001.

                                                   INTERSYSTEMS, INC.


                                                   By:/s/ Walter M. Craig, Jr
                                                     ------------------------
                                                      Walter M. Craig, Jr.
                                                      President,
                                                      Chief Executive Officer

                                                   By:/s/ Daniel T. Murphy
                                                     --------------------------
                                                      Daniel T. Murphy
                                                      Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Pearlman           Chairman of the Board           March 30, 2001
------------------------
Herbert M. Pearlman


/s/ Fred S. Zeidman               Director                        March 20, 2001
------------------------
Fred S. Zeidman


/s/ Daniel T. Murphy              Director                        March 30, 2001
------------------------
Daniel T. Murphy


/s/ David S. Lawi                 Director                        March 30, 2001
------------------------
David S. Lawi


/s/ Walter M. Craig, Jr.          Director                        March 30, 2001
------------------------
Walter M. Craig, Jr.


/s/ John Stieglitz                Director                        March 30, 2001
------------------------
John Stieglitz

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
INTERSYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS:
      Report of Independent Certified Public Accountants..............    F-2
      Consolidated Balance Sheets as of December 31, 2000 and 1999 ...    F-3
      Consolidated Statements of Operations for the Years Ended
        December 31, 2000, 1999 and 1998 .............................    F-4
      Consolidated Statements of Comprehensive Income (Loss) for
        the Years Ended December 31, 2000, 1999 and 1998..............    F-5
      Consolidated Statements of Shareholders' Equity
        for the Years Ended December 31, 2000, 1999 and 1998 .........    F-6
      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000, 1999 and 1998 .............................    F-7
      Notes to Consolidated Financial Statements......................    F-8 - F-21
      Schedule II - Valuation and Qualifying Accounts.................    F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Shareholders of
   InterSystems, Inc.



We have audited the accompanying consolidated balance sheets of InterSystems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, in 1999 the Company sold the business of its Nebraska subsidiary ("InterSystems Nebraska"), which represented the industrial products segment of the Company. Accordingly, the accompanying consolidated financial statements presents InterSystems Nebraska as a discontinued operation for all periods presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterSystems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the Company changed its method of accounting for start-up and organization costs during the year ended December 31, 1999.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.




                                              BDO Seidman, LLP


Houston, Texas
March 2, 2001

                               INTERSYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                         2000               1999
                                                                                         ----               ----
                                    ASSETS
Current Assets:
    Cash and cash equivalents .................................................        $  1,042         $  4,877
    Marketable equity securities ..............................................              60               65
    Trade receivables, less allowance of $34 and $38 (Note 12) ................           1,924            1,507
    Participation in receivables of affiliate, less allowance of $50 (Note 2) .           1,050               --
    Inventories ...............................................................             156               78
    Prepaid expenses and other ................................................             202              166
                                                                                       --------         --------

       Total Current Assets ...................................................           4,434            6,693

Cash in escrow (Note 10) ......................................................              --              250
Note receivable (Note 10) .....................................................             500              500
Property, equipment and leasehold improvements, net
    (Notes 3 and 4) ...........................................................          28,533           21,329
Other assets ..................................................................               7               54
                                                                                       --------         --------

                                                                                       $ 33,474         $ 28,826
                                                                                       ========         ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt (Note 4) ................................        $  2,392         $  2,205
    Subordinated debentures, current (Note 6) .................................              --              646
    Accounts payable ..........................................................             684              539
    Accrued expenses:
       Compensation (Note 10) .................................................             223              732
       Liability for discontinued operations (Note 10) ........................             271               81
       Other ..................................................................             521              465
                                                                                       --------         --------

       Total Current Liabilities ..............................................           4,091            4,668

Long-term debt, less current maturities (Note 4) ..............................          23,083           17,178
                                                                                       --------         --------

       Total Liabilities ......................................................          27,174           21,846
                                                                                       --------         --------

Commitments and Contingencies (Notes 8 and 9)

Shareholders' Equity (Note 8):
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding ......................................              --               --
    Common stock, $.01 par value, 20,000 shares authorized;
       7,926 shares issued ....................................................              79               79
    Additional paid-in capital ................................................           7,992            7,992
    Accumulated other comprehensive loss ......................................             (49)            (150)
    Deficit ...................................................................          (1,437)            (642)
    Treasury stock, 329 and 357 shares at cost ................................            (285)            (299)
                                                                                       --------         --------

       Total Shareholders' Equity .............................................           6,300            6,980
                                                                                       --------         --------

                                                                                       $ 33,474         $ 28,826
                                                                                       ========         ========

           See accompanying notes to consolidated financial statements

                               INTERSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        2000             1999             1998
                                                                        ----             ----             ----
Net sales (Notes 9(a) and 12) ................................        $ 16,761         $ 14,746         $ 11,504
Cost of sales ................................................          11,952            9,923            7,558
                                                                      --------         --------         --------
       Gross profit ..........................................           4,809            4,823            3,946
Selling, general and administrative expenses .................           3,969            3,760            3,427
Interest income ..............................................            (209)             (25)              (9)
Interest expense .............................................           1,582            1,770            1,317
Loss on marketable equity securities for other than temporary
   decline in market value ...................................             106               --               --
Other ........................................................             (34)              (3)             (14)
                                                                      --------         --------         --------
       Loss from continuing operations .......................            (605)            (679)            (775)
                                                                      --------         --------         --------

Discontinued operations (Note 10):
    Income from discontinued operations of
       InterSystems Nebraska .................................              --              821            1,218
    Gain (loss) on disposal of InterSystems Nebraska .........            (190)           3,184               --
                                                                      --------         --------         --------
       Income (loss) from discontinued operations ............            (190)           4,005            1,218
                                                                      --------         --------         --------
       Net Income (Loss) Before Cumulative Effect of Change in
            Accounting Principle .............................            (795)           3,326              443
       Cumulative Effect of Change in
            Accounting Principle (Note 13) ...................              --              134               --
                                                                      --------         --------         --------
       Net Income (Loss) .....................................        $   (795)        $  3,192         $    443
                                                                      ========         ========         ========

    Net income (loss) per common share (Note 1):
       Basic and assuming dilution:
         Continuing operations ...............................        $   (.08)        $   (.09)        $   (.10)
         Income from discontinued operations .................              --              .10              .16
         Gain (loss) on disposal .............................            (.03)             .42               --
         Cumulative effect of change in accounting
              principle ......................................              --             (.02)              --
                                                                      --------         --------         --------

                                                                      $   (.11)        $    .41         $    .06
                                                                      ========         ========         ========

Weighted average number of common shares
  outstanding - basic and assuming dilution ..................           7,569            7,799            7,798
                                                                      ========         ========         ========


           See accompanying notes to consolidated financial statements

                               INTERSYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)



                                                               2000            1999            1998
                                                               ----            ----            ----
Net income (loss) ..................................        $  (795)        $ 3,192         $   443

Other comprehensive loss:
    Unrealized loss on available-for-sale securities             (5)            (54)           (127)
    Add:  reclassification adjustment for other than
       temporary decline in market value ...........            106              --              --
                                                            -------         -------         -------

Comprehensive income (loss) ........................        $  (694)        $ 3,138         $   316
                                                            =======         =======         =======

           See accompanying notes to consolidated financial statements

                               INTERSYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           ACCUMULATED
                                                                                              OTHER
                                                   COMMON STOCK            ADDITIONAL      COMPREHENSIVE
                                              ----------------------        PAID-IN           INCOME
                                              SHARES       AMOUNT           CAPITAL           (LOSS)
                                              ------       ------           -------           ------
Balance at December 31, 1997 .............  7,846,376     $      78        $   7,678        $      31

Sale of common stock .....................     70,000             1               85               --
Common stock issued for directors fees ...      3,127            --                6               --
Purchase of treasury stock ...............         --            --               --               --
Sale of treasury stock ...................         --            --               --               --
Unrealized loss on available-for-sale
       securities ........................         --            --               --             (127)
Net income ...............................         --            --               --               --
                                            ---------     ---------        ---------        ---------
Balance at December 31, 1998 .............  7,919,503            79            7,769              (96)

Common stock issued for directors' fees ..      6,486            --                6               --
Surrender of common stock (Note 7(c)) ....         --            --               --               --
Purchase of treasury stock ...............         --            --               --               --
Unrealized loss on available-for-sale
   securities ............................         --            --               --              (54)
Dividend warrant repricing (Note 8(d)) ...         --            --              217               --
Net income ...............................         --            --               --               --
                                            ---------     ---------        ---------        ---------
Balance at December 31, 1999 .............  7,925,989            79            7,992             (150)

Treasury stock issued for directors' fees          --            --               --               --
Purchase of treasury stock ...............         --            --               --               --
Unrealized loss on available-for-sale
   securities ............................         --            --               --               (5)
Reclassification adjustment for other than
   temporary decline in market value .....         --            --               --              106
Net loss .................................         --            --               --               --
                                            ---------     ---------        ---------        ---------
Balance at December 31, 2000 .............  7,925,989     $      79        $   7,992        $     (49)
                                            =========     =========        =========        =========


                                                                                                  NOTE
                                                                 TREASURY STOCK             RECEIVABLE          TOTAL
                                                           -------------------------          FOR SALE   SHAREHOLDERS'
                                              DEFICIT       SHARES            AMOUNT          OF STOCK         EQUITY
                                              -------       ------            ------          --------         ------
Balance at December 31, 1997 .............  $ (4,035)      102,060         $   (180)        $   (100)        $  3,472

Sale of common stock .....................        --            --               --               --               86
Common stock issued for directors fees ...        --            --               --               --                6
Purchase of treasury stock ...............        --        33,000              (52)              --              (52)
Sale of treasury stock ...................       (25)      (46,666)              78               --               53
Unrealized loss on available-for-sale
       securities ........................        --            --               --               --             (127)
Net income ...............................       443            --               --               --              443
                                            --------      --------         --------         --------         --------
Balance at December 31, 1998 .............
                                              (3,617)       88,394             (154)            (100)           3,881
Common stock issued for directors' fees ..
Surrender of common stock (Note 7(c)) ....        --            --               --               --                6
Purchase of treasury stock ...............        --       100,000              (50)             100               50
Unrealized loss on available-for-sale             --       168,400              (95)              --              (95)
   securities ............................
Dividend warrant repricing (Note 8(d)) ...        --            --               --               --              (54)
Net income ...............................      (217)           --               --               --               --
                                               3,192            --               --               --            3,192
Balance at December 31, 1999 .............  --------      --------         --------         --------         --------

Treasury stock issued for directors' fees       (642)      356,794             (299)              --            6,980
Purchase of treasury stock ...............
Unrealized loss on available-for-sale             --       (37,069)              19               --               19
   securities ............................        --         9,200               (5)              --               (5)
Reclassification adjustment for other than
   temporary decline in market value .....        --            --               --               --               (5)
Net loss .................................
                                                  --            --               --               --              106
Balance at December 31, 2000 .............      (795)           --               --               --             (795)
                                            --------      --------         --------         --------         --------

                                            $ (1,437)      328,925         $   (285)        $     --         $  6,300
                                            ========      ========         ========         ========         ========


          See accompanying notes to consolidated financial statements.

                               INTERSYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                    (Note 11)

                                                                         2000            1999            1998
                                                                         ----            ----            ----
Cash flows from operating activities:
  Net income  (loss) ..........................................        $  (795)        $ 3,192         $   443
                                                                       -------         -------         -------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization .........................          1,906           1,802           1,597
        Loss on marketable equity securities for other than
          temporary decline in market value ...................            106              --              --
        Provision for losses on accounts receivable ...........             --              43              24
        Provision for losses on participation in receivables of
          affiliate ...........................................             50              --              --
        Gain (loss) on disposal of InterSystems Nebraska ......            190          (3,184)             --
        Forgiveness of note receivable ........................             --              50              --
        Cumulative effect of change in accounting principle ...             --             134              --
        Changes in assets and liabilities:
          Decrease (increase) in:
             Trade receivables ................................           (417)           (159)           (454)
             Inventories ......................................            (78)             (2)             (9)
             Net assets from discontinued operations ..........             --              --            (493)
          Increase (decrease) in:
             Accounts payable and accrued expenses ............           (289)           (677)            (72)
        Other changes - net ...................................             11             132            (111)
                                                                       -------         -------         -------
          Total adjustments ...................................          1,479          (1,861)            482
                                                                       -------         -------         -------
          Net cash provided by operating activities ...........            684           1,331             925
                                                                       -------         -------         -------
Cash flows from investing activities:
  Purchases of fixed assets ...................................         (9,110)         (1,477)         (3,808)
  Net proceeds from disposal of InterSystems Nebraska .........             --           5,603              --
  Cash received from escrow ...................................            250              --              --
  Purchase of marketable securities ...........................             --             (25)            (73)
  Participation in receivables of affiliate ...................         (1,100)             --              --
                                                                       -------         -------         -------
          Net cash provided by (used in) investing activities .         (9,960)          4,101          (3,881)
                                                                       -------         -------         -------
Cash flows from financing activities:
  Net proceeds (repayment) on lines of credit and
     other short-term borrowings ..............................           (300)            120              --
  Proceeds from long-term debt obligations ....................          8,467           1,354           3,924
  Payments under capital lease obligations ....................           (448)           (466)           (303)
  Payments under various long-term debt obligations ...........         (1,627)         (1,600)         (1,422)
  Payment of subordinated debentures ..........................           (646)             --              --
  Purchase of treasury stock ..................................             (5)            (95)            (52)
  Sale of treasury stock ......................................             --              --              53
  Proceeds from sale of common stock ..........................             --              --              86
                                                                       -------         -------         -------
          Net cash provided by (used in) financing activities .          5,441            (687)          2,286
                                                                       -------         -------         -------

Net increase (decrease) in cash and cash equivalents ..........         (3,835)          4,745            (670)

Cash and cash equivalents, beginning of year ..................          4,877             132             802
                                                                       -------         -------         -------
Cash and cash equivalents, end of year ........................        $ 1,042         $ 4,877         $   132
                                                                       =======         =======         =======

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

         The Company, through its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), a Delaware corporation, specializes in the custom-compounding of thermoplastic resins for the petrochemical and automobile industries in Houston, Texas and Jeffersonville, Indiana, respectively. Compounding entails combining a resin with various additives to enhance and customize the thermoplastic resins for a particular end use. The Company, through its wholly-owned subsidiary, InterSystems, Inc., a Nebraska corporation ("InterSystems Nebraska") located in Omaha, Nebraska, was engaged in the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products for agriculture and other industries.

         Effective October 31, 1999, the Company sold InterSystems Nebraska. Accordingly, the accompanying consolidated financial statements present InterSystems Nebraska as a discontinued operation for all periods presented (see
Note 10). Subsequent to the sale of InterSystems Nebraska the only business segment the Company has is the custom-compounding of thermoplastic resins.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

         The Company's financial instruments include time deposits, participation in receivables of affiliate, notes receivable and long-term debt. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

         In determining that the carrying value of the 7% long-term debt approximates market value, the Company considered its relationship with the lender and the ability of the Company to require the lender to acquire the facility in which the proceeds of the long-term debt was used to construct (see Notes 4 and 9).

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and participation in receivables of affiliate. Concentrations of credit risk with respect to trade accounts receivable are limited due to generally short payment terms; see Note 12 for major customers. Concentration of credit risk with respect to participation in receivables of affiliate is limited because the Company's participation is structured as a "first-out" pay-off which provides for payment first of the Company's participation before pay-off of others who have provided funding for the purchase of these receivables. Due to the collateral coverage supporting the participation and the historic collection percentage of the receivables derived from the Companies selling these accounts receivable, the risk of loss is limited.

         At December 31, 2000, the Company had a money market account totaling approximately $834,000 with a financial institution.

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

MARKETABLE EQUITY SECURITIES

         The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has classified its marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 2000 and 1999, the Company had marketable securities totaling $59,348 and $64,689, respectively, with an unrealized loss of $48,750 and $149,811, respectively. During the fourth quarter of 2000, the Company determined that certain marketable equity securities had an other than temporary decline in market value. Accordingly, a loss on marketable equity securities of $106,000 was recorded in the accompanying statement of operations.

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

         For the year ended December 31, 2000, 1999 and 1998, there was no adjustment to weighted average number of common shares used in diluted earnings
(loss) per share because the stock options and warrants outstanding were anti-dilutive.

         For the year ended December 31, 1999 and 1998, there was no adjustment to income available to common shareholders used in computing earnings per share assuming dilution because the convertible debentures were anti-dilutive.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         For the years ended December 31, 2000, 1999 and 1998, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                    2000         1999         1998
                                                    ----         ----         ----
Stock options .............................          800          888        1,039
Stock warrants ............................        1,825        2,920        2,920
Shares issuable on conversion of debentures           --          513          513
                                                   -----        -----        -----
                                                   2,625        4,321        4,472
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

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of our fiscal year. Adoption of SAB 101 did not have a material impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues, including: a) the definition of employee for purposes of applying Opinion No. 25; b) the criteria for determining whether a plan qualifies as a non-compensatory plan; c) the accounting consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award; and d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operation.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS

         Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 financial statement presentation.

NOTE 2 - PARTICIPATION IN RECEIVABLES OF AFFILIATE

         At December 31, 2000, the Company had purchased participations of $1,100,000 in third party receivables totaling approximately $1,700,000 held by a company affiliated by common ownership and management. Interest accrues on the outstanding balance at the rate of 1.25% per month and the Company has recognized interest income of $43,600 for the year ended December 31, 2000.

         The participation includes nine companies located throughout the United States engaged in various service and distribution businesses. Terms of the purchased receivables require payment typically within thirty to sixty days from invoice date.

         The Company's participation is structured as a "first-out" pay-off which provides for payment first of the Company's participation before payoff of others who have provided funding for the purchase of these receivables. At December 31, 2000, the Company has provided a $50,000 reserve for potential losses that may occur due to any non-collection of the purchased receivables.


NOTE 3 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                     Estimated
                                                        Useful
                                                         Lives          2000            1999
                                                         -----          ----            ----
                                                       (Years)
Land ...........................................           --        $ 1,035        $   458
Buildings ......................................        14-15         12,961          8,360
Machinery and equipment ........................        10-15         18,967         15,538
Other equipment ................................          3-7          1,618          1,518
Leasehold improvements .........................          3-5            358            358
Railroad track .................................           14            818            421
Equipment under capital leases .................        10-15          2,336          2,336
Furniture and fixtures .........................          3-7            138            132
                                                                     -------        -------
                                                                      38,231         29,121
Less:  Accumulated depreciation and amortization                       9,698          7,792
                                                                     -------        -------
                                                                     $28,533        $21,329
                                                                     =======        =======

         The net book value of machinery and equipment under capital lease at December 31, 2000 and 1999 was approximately $1,689,000 and $1,766,000, respectively.

         During 2000, 1999 and 1998, Chemtrusion capitalized interest expense totaling approximately $250,000, $18,000 and $35,000, respectively, in connection with the expansion of the Jeffersonville, Indiana facility.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT

       Long-term debt consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                                2000            1999
                                                                                ----            ----
  7% term notes payable to a non-related joint venture secured by the
  Jeffersonville, Indiana facility, including equipment, payable as follows:

  Interest only payable through January 1999, thereafter monthly
  installments of $137,473 including interest, through December 2011 ..        $10,121        $10,998

  Payable $72,994 monthly including interest, through December 2016 ...          8,417             --

  Payable $25,864 monthly including interest, through December 2011 ...          2,314          2,490

  Payable $25,560 monthly including interest, through December 2011 ...          2,116          2,314

  Interest payable monthly with principal due December 2011 ...........            570            570

  Payable $3,976 monthly including interest, through December 2011 ....            336            367
                                                                               -------        -------
                                                                                23,874         16,739

Prime plus 1-1/2 (10% at December 31, 2000) term note, payable $24,320 monthly plus interest, through March 2002, secured by
  equipment ...........................................................            389            657

Revolving credit agreement with a bank repaid during 2000 .............             --            300

Prime plus 1% (9.50% at December 31, 2000) note payable, payable $6,667 monthly, plus interest through April 2003,
  secured by equipment and guaranteed by the Company ..................            185            258

Other .................................................................             59             13

Obligations under capital lease .......................................            968          1,416
                                                                               -------        -------

     Total ............................................................         25,475         19,383

Less: Current maturities ..............................................          2,392          2,205
                                                                               -------        -------

     Total long-term debt .............................................        $23,083        $17,178
                                                                               =======        =======


       Chemtrusion leases certain machinery and equipment under capital leases expiring through 2003. At December 31, 2000, future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are as follows (in thousands):

                                                                      Amount
                                                                      ------
              2001................................................   $    631
              2002................................................        357
              2003................................................         60
                                                                     --------
              Total minimum lease payments........................      1,048
              Less: Amount representing interest
                calculated at the incremental borrowing rate......         80
                                                                     --------
              Present value of net minimum lease payments.........        968
              Less: Current portion...............................        573
                                                                     --------

              Long-term portion of capital leases.................   $    395
                                                                     ========

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Future maturities of long-term debt at December 31, 2000, including capital leases summarized above are: 2001 - $2,392,000; 2002 - $2,005,000; 2003
- $1,716,000; 2004 - $1,639,000; 2005 - $1,692,000; and $16,031,000, thereafter.


NOTE 5 - INCOME TAXES

         Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

       Net deferred income tax asset (liability) consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                        2000            1999
                                                                        ----            ----
Net operating loss carryforwards .............................        $ 2,287         $ 1,745
Expenses accrued for financial reporting purposes not deducted
   for tax purposes, net .....................................            113              53
Tax credit carryforwards .....................................             --              98
                                                                      -------         -------

Deferred tax asset ...........................................          2,400           1,896
Valuation allowance ..........................................           (473)           (277)
                                                                      -------         -------

Net deferred tax asset .......................................          1,927           1,619
Deferred tax liability - depreciation ........................         (1,927)         (1,619)
                                                                      -------         -------

Net deferred income tax asset (liability) ....................        $    --         $    --
                                                                      =======         =======

       At December 31, 2000 and 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

       For the years ended December 31, 2000, 1999 and 1998, the income tax expense (benefit) differs from the amount of income tax expense determined by applying the statutory income tax rate to pre-tax income as follows (in thousands):

                                                                                2000           1999            1998
                                                                                ----           ----            ----
         Statutory rate..............................................         $ (243)       $ 1,085           $ 151
         Increase (decrease) in valuation allowance..................            196         (1,311)           (207)
         Adjustment to prior years net operating
             loss carryforwards......................................             --            192              --
         Other - net.................................................             47             34              56
                                                                              ------        -------           -----
                                                                              $   --        $    --           $  --
                                                                              ======        =======           =====

         As of December 31, 2000, the Company had for income tax purposes, net operating loss carryforwards of approximately $6,726,000, which expire in years through 2020.

         During the year ended December 31, 1999, the Company utilized a net operating loss carryforward of approximately $2,740,000 which reduced income tax expense by approximately $932,000.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SUBORDINATED DEBENTURES

         At December 31, 1999, the Company had 10% convertible subordinated debentures totaling $646,000, net of discounts of $4,000, payable to affiliates. During January 2000, the bonds were retired for face value with proceeds from the sale of InterSystems Nebraska (see Note 10). Accordingly, the debentures were classified as current as of December 31, 1999.


NOTE 7 - RELATED PARTY TRANSACTIONS

         (a) As of December 31, 2000, 1999 and 1998, Helm Capital Group, Inc. ("Helm") owned approximately 15% of the Company's outstanding common stock. Helm provides the Company with various managerial and administrative functions and services for which the Company is charged direct costs and expenses. Certain indirect administrative and managerial costs are allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totaled $60,000, $59,000 and $58,000 in 2000, 1999 and 1998, respectively. In addition, on the sale of InterSystems Nebraska, the Company paid Helm approximately $76,000 (which represented the same multiple of earnings paid to the Company) in full settlement of a royalty agreement.

         (b) During 1999, the Company purchased 50,000 shares of common stock in Teletrak Environmental Systems, Inc. ("Teletrak") for $25,000. A former director of Teletrak is also a director of the Company. This investment is accounted for as marketable securities available-for-sale.

         (c) At December 31, 1998, the Company had a note receivable of $100,000 due from the Company's president for the purchase of the Company's common stock. For the years ended December 31, 1999 and 1998, the Company earned interest on the note receivable totaling $5,860 and $8,000, respectively. In connection with the sale of InterSystems Nebraska, the president terminated his employment with the Company and surrendered the 100,000 shares of common stock at $.50 per share, the market value of the stock on the day of the surrender. Accordingly, the Company recorded the receipt of the stock as treasury stock for $50,000, wrote off the remaining note balance of $50,000 and the accrued interest receivable of $51,000 to the gain on the disposal of InterSystems Nebraska.


NOTE 8 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

         (a) In association with a 1996 private placement of the Company's common stock, the Company issued 150,000 common stock purchase warrants to certain officers and directors of the Company. The warrants are exercisable through October 29, 2001 at an exercise price of $1.375 per share. As of December 31, 2000 no warrants had been exercised.

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

         The Company has elected to continue to account for stock options issued to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" (APB Opinion 25). During the years ended December 31, 1999 and 1998, all options issued to employees were granted at an exercise price which equaled or exceeded the market price per share at date of grant; accordingly, no compensation was recorded. No options were granted during the year ended December 31, 2000. During 1998, certain options previously granted had a modification of their exercise price and expiration date which constitutes a new issuance of options in accordance with APB Opinion 25. The modified exercise price equaled or exceeded the market price per share at this modification date; accordingly, no compensation was recorded.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common shareholders and net income
(loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 as follows:

                           2000          1999         1998
                           ----          ----         ----
Dividend yield ....          --         0%         0%
Expected volatility          --        69%        61%
Risk free interest           --        5.67%      4.34% to 5.58%
Expected lives ....          --        3.1 yrs.   3.75 to 5 yrs.

         Under the accounting provisions of SFAS Statement 123, the Company's net income (loss) applicable to common shareholders and income (loss) per share for 2000, 1999 and 1998 would have been decreased to the pro forma amounts indicated below:

         Net income (loss) applicable to common shareholders (in thousands):

                                         2000           1999            1998
                                         ----           ----            ----
   As reported ................        $ (795)        $ 3,192         $   443
                                       ======         =======         =======
   Pro forma ..................        $ (797)        $ 3,184         $   (41)
                                       ======         =======         =======
Net income (loss) per share:
   Basic and assuming dilution:
      As reported .............        $ (.11)        $   .41         $   .06
                                       ======         =======         =======
      Pro forma ...............        $ (.11)        $   .41         $  (.01)
                                       ======         =======         =======

         Due to the fact that the Company's stock option plans vest over many years and additional awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS Statement 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 2000, 1999 and 1998.

         During January 2000, the Company repurchased 20,000 options at $.20 per option from a former employee and recorded $4,000 of compensation expense.

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

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of the Company's stock options to employees as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                        2000                          1999                           1998
                               ----------------------        -----------------------        -----------------------
                                             Weighted                       Weighted                       Weighted
                                              Average                        Average                        Average
                                             Exercise                       Exercise                       Exercise
                                 Shares         Price          Shares          Price          Shares          Price
                                 ------         -----          ------          -----          ------          -----
Outstanding at
  beginning of year ..          465,000         $1.46          599,000         $1.47          589,500         $2.02
Reissued for repricing               --            --               --            --           10,000          1.50
Granted ..............               --            --           25,000          1.50          529,000          2.13
Surrendered ..........          (45,000)         1.36           (7,000)         1.50               --            --
Surrendered for
  repricing ..........               --            --               --            --         (529,000)         2.13
Repurchased ..........          (20,000)         1.50         (152,000)         1.50               --            --
Expired ..............               --            --               --            --             (500)         8.20
                              ---------         -----        ---------         -----        ---------         -----
Outstanding at
 end of year .........          400,000         $1.46          465,000         $1.46          599,000         $1.47
                              =========         =====        =========         =====        =========         =====
Options exercisable
  at year-end ........          391,666         $1.46          448,333         $1.46          417,830         $1.46
                              =========         =====        =========         =====        =========         =====
Weighted average fair
 value of options
 granted during the
 year ................                          $  --                          $ .31                          $ .43
                                                =====                          =====                          =====

       The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                  Weighted
                                                   Average
                                                 Remaining        Weighted                       Weighted
                                     Number    Contractual         Average          Number        Average
               Exercise        Outstanding            Life        Exercise        Exercisable    Exercise
                  Price        At 12/31/00         (Years)           Price        at 12/31/00       Price
                  -----        -----------         -------           -----        -----------       -----
         $    1.25                  50,000           2.75           $ 1.25             50,000      $ 1.25
         $    1.50                 350,000           1.67           $ 1.50            341,666      $ 1.50
                                ----------                                        -----------
         $ 1.25 - $1.50            400,000           1.78           $ 1.46            391,666      $ 1.46
                                ==========                                        ===========


       In accordance with SFAS Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

       During 1997, the Company issued 560,000 stock warrants to consultants for services rendered and debt financing. These warrants vested in 1997 and have exercise prices ranging from $1.00 to $1.375 and expire through July 2002. At December 31, 2000, none of these options have been exercised.

          (c) In June 1993, the Company granted to its then President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and were exercisable at any time through June 1998. No options had been exercised as of June 1998. During 1998, these options were repriced with an exercise price of $2.25 and $2.75 and the exercisable date was extended through June 2003. No options have been exercised as of December 31, 2000. These modifications constitute a new issuance of options in accordance with APB opinion 25. The modified exercise price equaled or exceeded the market price per share at the modification date; accordingly, no compensation was recorded.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (d) In August 1999, the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants from December 31, 1999 to December 31, 2001, and to lower the exercise price of these warrants from $3.50 to $2.00 per share. These warrants were issued as a dividend in October 1991, and as of December 31, 2000, there were 1,114,852 warrants outstanding. The modification of the terms of the warrants constitutes a new issuance. Accordingly, the incremental value of the warrants of approximately $217,000 on the date of the modification was recorded as a deemed dividend in the accompanying consolidated statement of shareholders' equity.

          (e) At December 31, 2000, shares reserved for future issuance are as follows:

                                                                                     Shares
                                                                                     ------
               Shares reserved for stock option plan, including
                   400,000 plan options outstanding..........................         635,000
               Stock options outstanding.....................................         400,000
               Warrants to purchase common stock.............................       1,824,852
                                                                                   ----------
               Total shares reserved for issuance............................       2,859,852
                                                                                   ==========


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         (a) On January 26, 1996, Chemtrusion entered into an exclusive long-term contract with a non-related joint venture to provide custom compounding of thermoplastics and related services. The agreement required Chemtrusion to construct a thermoplastics compounding plant in Jeffersonville, Indiana. The cost of the plant totaled approximately $12,788,000, with the interim financing for the construction of the plant provided by a financial institution and guaranteed by the joint venture partners. The plant was completed and on line as of October 15, 1996. On January 31, 1997, the joint venture provided the permanent financing for the facility (see Note 4). In addition, subsequent to the initial financing the joint venture provided additional financing for additional equipment and improvement to the facility (see Note 4).

         Chemtrusion operates the plant exclusively for the joint venture under an initial term of five years which was extended through December 31, 2006 during the year ended 2000 by an amendment to the agreement. In addition, the joint venture has the option to renew the agreement for two additional five year terms. In accordance with the agreement, Chemtrusion bills the joint venture on a monthly basis for the plant's operating costs, including capital recovery and interest, along with a management fee.

         The capital recovery and interest portion of the billings discussed above is for the debt service in accordance with the long-term debt agreements between Chemtrusion and the joint venture (see Note 4). The terms of the permanent financing agreement requires interest payments only for the first two years; accordingly, Chemtrusion has recorded a deferred capital recovery cost account. This account represents the difference between depreciation expense incurred for the plant and equipment for financial statement presentation and the principal reduction on the outstanding debt incurred for the construction of the plant and equipment, until such time as the depreciation expense equals or exceeds the principal reduction on the note payable in accordance with the terms of the note agreement, at which time the deferred capital recovery cost account will begin to reverse, over the remaining term of the note. At December 31, 2000 and 1999, the balance of the deferred capital recovery cost account totaled approximately $2,452,000 and $2,312,000, respectively, and is recorded as a reduction of the outstanding debt due to the joint venture.

         In addition, the Company has recorded deferred capital recovery cost accounts, as discussed above, for the additional financing agreements between Chemtrusion and the joint venture. At December 31, 2000, the balance of these deferred capital recovery cost accounts for the additional equipment and improvement financing totaled approximately $323,000 and $217,000, respectively, and are recorded as a reduction of the outstanding debt due to the joint venture.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On expiration of the initial term, as amended, or any renewal term or in the event of the termination of the agreement by default or change of control, as defined, the joint venture will have an option to purchase the plant at a price and on terms and conditions, as defined in the agreement. In the event that the joint venture does not renew the agreement at the end of the initial term or the end of any renewal term or either party terminates the agreement, as defined, Chemtrusion has the right to require the joint venture to purchase the plant at a price and on the terms and conditions, as defined in the agreement.


         (b) The Company is obligated under various long-term noncancelable operating leases, for office and warehouse facilities, certain vehicles and office equipment expiring through 2002 at minimum annual rentals as follows (in thousands):

                                                             Amount
                                                             ------
                  2001....................................   $  478
                  2002....................................      152
                  2003....................................       15
                                                             ------
                                                             $  645
                                                             ======

         Rent and lease expense for all short-term and long-term operating leases were $574,000, $544,000 and $521,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         (c) In connection with the purchase of InterSystems Nebraska from Helm in 1993, the Company was obligated to pay Helm a royalty on the sale of certain products. Royalties to Helm totaled approximately $17,000 and $12,000 for 1999 and 1998, respectively.

         (d) The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches contributions at the rate of $.50 per dollar up to 2% of the employee's salary. Contributions are fully vested to the employee when made. Contributions to the plan were $36,000, $32,000 and $19,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         (e) The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 10 - DISCONTINUED OPERATIONS

         Effective October 31, 1999, the Company sold certain assets of InterSystems Nebraska, which represented the industrial products segment of the Company, for cash and a note receivable with the purchaser assuming certain liabilities. Accordingly, InterSystems Nebraska has been presented as a discontinued operation for the years ended December 31, 1999 and 1998.

         Revenues from InterSystems Nebraska for the ten months ended October 31, 1999 and year ended December 31, 1998 totaled approximately $14,729,000 and $21,818,000, respectively.

         For the ten months ended October 31, 1999 and year ended December 31, 1998, the Company recognized operating net income from InterSystems Nebraska of approximately $821,000 and $1,218,000, respectively. During the year ended December 31, 2000, the Company recorded a loss on disposal of InterSystems Nebraska of approximately $190,000, which represented a change in estimate of the gain on disposal primarily due to the under accrual of federal and state income taxes. During the year ended December 31, 1999, the Company recorded a gain on disposal of InterSystems Nebraska of approximately $3,184,000 from the sale, net of bonuses paid to certain executives

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


totaling approximately $477,000, of which approximately $64,000 and $374,000 remained unpaid at December 31, 2000 and 1999, respectively.

         As a condition of the sale of InterSystems Nebraska, the Company received an unsecured promissory note for $500,000 due May 31, 2003, which pays interest at 10% quarterly. The note is convertible into common stock of the purchaser at a rate of total principal plus interest due on the note at the conversion date divided by $7.50. In addition, $250,000 of the purchase proceeds were deposited into an escrow account which was released during 2000. Concurrent with the sale, the purchaser executed a royalty agreement, whereby the purchaser is required to pay a percentage of sales collected for certain equipment over the next six years not to exceed $649,000. The Company earned royalties for the year ended December 31, 2000 of $37,000 in accordance with this agreement.


NOTE 11 - STATEMENTS OF CASH FLOWS

                                                                          2000               1999             1998
                                                                          ----               ----             ----
                                                                     (In thousands)     (In thousands)    (In thousands)
Supplemental disclosures of cash flow information:
        Interest paid ..........................................        $ 1,568             $ 1,780           $ 1,630
                                                                        =======             =======           =======
        Income taxes paid ......................................        $    --             $    --           $    23
                                                                        =======             =======           =======
Non-cash transactions relating to operating activities:
        Accrual of bonuses included in gain on disposal of
            InterSystems Nebraska ..............................        $    --             $   477           $    --
                                                                        =======             =======           =======
        Accrual of compensation and other expenses included
            in gain on disposal of InterSystems Nebraska .......        $    --             $   273           $    --
                                                                        =======             =======           =======
        Lease commitments and other expenses incurred in
            association with the sale of InterSystems Nebraska
            paid directly by the closing agent from the proceeds        $    --             $   667           $    --
                                                                        =======             =======           =======
Non-cash transactions relating to investing activities:
        Unrealized holding loss on available-for-sale securities        $    (5)            $   (54)          $  (127)
                                                                        =======             =======           =======
        Issuance of note receivable for sale of
            InterSystems Nebraska ..............................        $    --             $   500           $    --
                                                                        =======             =======           =======
        Escrow account deposit at closing for the sale of
            InterSystems Nebraska ..............................        $    --             $   250           $    --
                                                                        =======             =======           =======

Non-cash transactions relating to financing activities:
        Capital lease obligation ...............................        $    --             $   410           $   299
                                                                        =======             =======           =======
        Common stock issued for repayment of accrued liabilities        $    --             $     6           $     6
                                                                        =======             =======           =======
        Surrender of common stock to treasury ..................        $    --             $    50           $    --
                                                                        =======             =======           =======
        Deemed dividend due to warrant repricing ...............        $    --             $   217           $    --
                                                                        =======             =======           =======
        Treasury stock issued for payment of accrued
             liabilities .......................................        $    19             $    --           $    --
                                                                        =======             =======           =======

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - MAJOR CUSTOMERS

         The Company had sales to major customers in 2000, 1999 and 1998, representing 86%, 90% and 99% of sales, respectively, as follows (in thousands):

                                                                          2000        1999          1998
                                                                          ----        ----          ----
        Customer:
             A....................................................     $  12,606    $  8,825      $  7,166
             B....................................................         1,772       2,577         2,857
             C....................................................            -        1,894         1,362
                                                                       ---------    --------      --------
                                                                       $  14,378    $ 13,296      $ 11,385
                                                                       =========    ========      ========

         At December 31, 2000 and 1999, accounts receivable from these major customers are as follows (in thousands):

                                                                             2000        1999
                                                                             ----        ----
        Customer:
             A....................................................         $ 1,330     $   755
             B....................................................             193         231
             C....................................................              -          443
                                                                           -------     -------
                                                                           $ 1,523     $ 1,429
                                                                           =======     =======


NOTE 13 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         During the first quarter of 1999, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. Accordingly, start-up and organization costs previously capitalized which related to the formation of the Chemtrusion - Indiana division totaling approximately $83,000, and start-up costs for an analytical laboratory division at the Chemtrusion - Texas facility totaling approximately $51,000 were expensed during 1999. Such amounts are included in cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.

         If the amounts would have been expensed in the period they were incurred, net income for the year ended December 31, 1998 would have been approximately $392,000. Net income per common share basic and assuming dilution would have been $.05 for 1998.

                               INTERSYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

        The following is a summary of the unaudited quarterly results of the Company's operations for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                                1st            2nd            3rd            4th           Full
Year Ended 2000:                                              Quarter        Quarter        Quarter        Quarter         Year
----------------                                              -------        -------        -------        -------         ----
Net sales .............................................      $  3,922       $  4,388       $  4,044       $  4,407       $ 16,761
Gross profit ..........................................      $  1,217       $  1,188       $  1,107       $  1,297       $  4,809
Income (loss) from continuing operations ..............      $    (93)      $   (173)      $   (275)      $    (64)      $   (605)
Discontinued operations:
    Loss on disposal of discontinued operations .......      $     --       $     --       $     --       $   (190)      $   (190)
Net loss ..............................................      $    (93)      $   (173)      $   (275)      $   (254)      $   (795)
Net loss per common share - basic and assuming dilution      $   (.01)      $   (.02)      $   (.04)      $   (.04)      $   (.11)


Year Ended 1999:

Net sales .............................................      $  3,383       $  3,610       $  3,607       $  4,146       $ 14,746
Gross profit ..........................................      $  1,109       $  1,155       $  1,166       $  1,393       $  4,823
Loss from continuing operations .......................      $   (107)      $   (127)      $   (283)      $   (162)      $   (679)
Discontinued operations:
    Income (loss) from discontinued operations ........      $   (114)      $    358       $    384       $    193       $    821
    Gain on disposal of discontinued operations .......      $     --       $     --       $     --       $  3,184       $  3,184
Net income (loss) before cumulative effect of change in
    accounting principle ..............................      $   (221)      $    231       $    101       $  3,215       $  3,326
Net income (loss) .....................................      $   (355)      $    231       $    101       $  3,215       $  3,192
Net income (loss) per common share - basic and
    assuming dilution .................................      $   (.05)      $    .03       $    .01       $    .42       $    .41

                               INTERSYSTEMS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               Additions
                                                        -----------------------
                                          Balance       Charged to   Charged to                    Balance
                                        at beginning    costs and       other                     at end of
Description                               of year        expenses     accounts     Deductions        year
-----------                               -------        --------     --------     ----------        ----
Allowance for doubtful accounts:
         1998 ..........                  $    21          $  24         $ --          (25)(a)      $    20
         1999 ..........                       20             43           --          (25)(a)           38
         2000 ..........                       38             50           --           (4)(a)           84

Discontinued operations:
         1998 ..........                  $    61          $  --         $ --      $    --          $    61
         1999 ..........                       61             20(b)        --           --               81
         2000 ..........                       81            190(b)        --           --              271

Deferred tax asset:
         1998 ..........                  $ 1,795          $  --         $ --         (207)(c)      $ 1,588
         1999 ..........                    1,588             --           --       (1,311)(c)          277
         2000 ..........                      277             --           --         (196)(c)          473


------------------------
(a)      Write-off of uncollectible accounts
(b)      Revaluation of the discontinued operations liability
(c)      Revaluation of the deferred tax asset valuation allowance