Form 10-K405/A
period 2000-12-31
INTERSYSTEMS INC /DE/
filed 2001-04-30
CIK 806011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 2000

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period __________________ to _________________ .


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

                                 (732) 282 - 411
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

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

Documents incorporated by reference:  NONE

                                EXPLANATORY NOTE



     InterSystems, Inc., a Delaware corporation, hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000 to include the information required by Items 10, 11, 12 and 13 of Part III.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

The Directors and the Executive Officers of the Company are set forth below. In 1988, the Company adopted a classified Board of Directors. At each annual meeting, the successors to the class of directors whose term expires at that meeting are elected to serve a three-year term and until their successors are elected and qualified. The Company did not have an annual meeting during 2000; therefore, the directors whose term in office expired in 2000 continue to serve on the Board.

Name                                Age      First Elected     Term Expires
----                                ---      -------------     ------------
Daniel T. Murphy                     62          1986              2000

Thomas D. Werblin                    46          2001              2001
Fred S. Zeidman                      54          1993              2001
John E. Stieglitz                    70          1991              2001

Walter M. Craig, Jr                  47          1993              2002
Allen H. Vogel                       51          2001              2002

In April 2001, in connection with an investment in the Company by Coast Capital Partners, LLC ("Coast Capital"), of which Walter M. Craig, Jr., is managing director and a principal equity holder, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and the vacancies created thereby were filled by Messrs. Werblin and Vogel, who were nominated by Coast Capital. Pursuant to an agreement with the Company, Coast Capital is entitled to nominate at least one additional director to the Company's Board of Directors who will be included in the nominees to be submitted to the Company's stockholders at their next meeting at which directors are to be elected, so that, if all such nominees are elected by the Company's stockholders, immediately following such meeting, Coast Capital's nominees will constitute a majority of the Company's directors. Pursuant to a stockholders agreement with Messrs. Pearlman and Lawi and Helm Capital Group, Inc. ("Helm"), of which Messrs. Pearlman and Lawi are officers and directors until March 31, 2006 Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees of Coast Capital.

PRINCIPAL OCCUPATION OVER THE PAST FIVE YEARS
AND OTHER DIRECTORSHIPS OF NOMINEE OR DIRECTOR

WALTER M. CRAIG, JR. Mr. Craig has been the President and Chief Executive Officer of the Company since August 2000. He has been Chairman of the Board of Directors since April 2001. For the past eight years, Mr. Craig has been President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies. Mr. Craig has been a Director of Seitel, Inc. ("Seitel") since 1987. Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry. He also served as Executive Vice President and Chief Operating Officer of Helm Capital Group, Inc. ("Helm"), a publicly held company, from 1993 until November 1999.

DANIEL T. MURPHY Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997, and from July 1999 to date. Mr. Murphy joined Helm in May 1984 as Vice President and Chief Financial Officer. From September 1995 until December 1998, he was Vice President and Chief Financial Officer of Unapix Entertainment, Inc. ("Unapix"), a public company which was engaged in marketing and distributing films and television products, and from December 1998 until December 2000 he served as Unapix's treasurer. Unapix filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 2000.

JOHN E. STIEGLITZ Mr. Stieglitz was elected to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986 and a director of Seitel since 1989.

FRED S. ZEIDMAN From December 1999 to present, Mr. Zeidman has served as Executive Vice President of Enduro Systems, Inc., a manufacturer of engineered or technically oriented products and the purchaser of the business of InterSystems Nebraska. From 1993 until December 1999, he served as President and Chief Executive Officer of the Company. He served as President of Interpak Terminals, Inc., a wholly owned subsidiary of Helm engaged in the packaging and distribution of thermoplastic resins, from July 1993 until July 1997 when Interpak was sold by Helm. Previously, Mr. Zeidman served as Chairman of Unibar Energy Services Corporation, one of the largest independent drilling fluids company in the United States, from 1985 to 1991, when it was acquired by Anchor Drilling Fluids of Norway. From April 1992 until July 1993, Mr. Zeidman served as President of Service Enterprises, Inc., which is primarily engaged in plumbing, heating, air conditioning and electrical installation and repair. From 1983 to 1993, Mr. Zeidman served as President of Enterprise Capital Corporation, a federally licensed small business investment company specializing in venture capital financing.

ALLEN H. VOGEL Mr. Vogel was appointed a director of the Company in April 2001 to fill a vacancy created by the resignation of David S. Lawi. From January 2000 until the present he has been President and a Director of Alladin Investments, Inc., a plastic injection molder. During the same period he has been a Managing Member of V-4, LLC., and SJ3, LLC, Real Estate Holding Companies. He was a Senior Vice President of Century Business Credit Corp. from 1990 until December 1999 and Vice President of Fidelcor Business Credit Corp. from 1984 until 1990.

THOMAS D. WERBLIN Mr. Werblin was appointed a director of the Company in April 2001 to fill a vacancy created by the resignation of Herbert M. Pearlman. From September 1997 until the present he has been Executive Vice President of Creative Children's Group, developing a comprehensive licensing program for an educational television program. From January 1995 until August 1997, Mr. Werblin was Senior Vice President of Marketing and Communications for New York City Off-Track Betting Corporation. Prior to such time, Mr. Werblin held other marketing and operational executive positions, including being Senior Vice President, Chief Operating Officer and General Manager of Cosmos Soccer Club, a division of Time Warner.

COMMITTEES AND ATTENDANCE

     During 2000, the Company's Board of Directors held four meetings, which were attended by all of the directors then in office

     The Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. During 2000 the Executive Committee was comprised of Messrs. Pearlman, Lawi and Zeidman. Messrs. Pearlman and Lawi resigned from the Company's Board of Directors in April 2001. The Executive Committee is currently comprised of Mr. Vogel, who became a director in April 2001, and Mr. Zeidman. The function of the Executive Committee is to act on an interim basis for the full Board. The Executive Committee did not meet separately from the full Board of Directors during 2000. Mr. Stieglitz presently is the sole member of the Audit Committee and the Compensation Committee. Mr. Lurie served as a member of such committees during 2000 until his resignation from the Board of Directors in March, 2000. The Audit Committee met separately from the entire Board three times during 2000. The Compensation Committee did not meet separately from the full Board of Directors during 2000.

COMPENSATION OF DIRECTORS

     Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for services they render to the Company, payable on December 31 of each year. The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties.

SIGNIFICANT EMPLOYEES

     In addition to Messrs. Craig and Murphy, the Company has one additional significant employee. Scott Owens, 37, has served as President of Chemtrusion since 1993. In this capacity, he is responsible for the operations, and oversees all aspects of facility expansion, at both the Houston and Mytex facilities. Prior to 1993, Mr. Owens was employed by Chemtrusion in various capacities including Project Engineer, Site Manager, Vice President of Manufacturing and Executive Vice President.

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

ITEM 10: EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers who earned at least $100,000 during 2000 (such officers, the "Named Executive Officers" ). See "Employment Arrangements; Termination of Employment Arrangements" below.

                           SUMMARY COMPENSATION TABLE


Name and                                    Annual Compensation           All Other Compensation (2)
Principal                                   -------------------           --------------------------
Position                                Year    Salary       Bonus(1)
--------                                ----    ------       --------
WALTER M. CRAIG, JR                     2000    $ 11,076        --                   --
President and Chief
Executive Officer from 8/15/00
until present (3)


HERBERT M. PEARLMAN,                    2000     100,000        --                 60,246
Chairman until 4/25/01; Chief           1999     100,000     146,476               60,246
Executive Officer from                  1998     100,000      20,934               76,250
12/1/99 until 8/15/00

SCOTT OWENS                             2000     125,000      23,272
President, and Chief                    1999     125,000      26,759                 --
Executive Officer                       1998     125,000       6,729                 --
Chemtrusion, Inc.

(1) For 1999 consists primarily of bonus based upon gain of sale of business of InterSystems Nebraska.

(2)  Represents premiums on insurance policies and auto allowance.

(3) No information is provided for years prior to 2000, as Mr. Craig was not an executive officer of the Company for all or any part of such years.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     The following table sets forth aggregated option exercises in the last fiscal year, if any, the number of unexercised options and fiscal year-end values of in-the-money options for the Named Executive Officers. All options were out-of-the-money at December 31, 2000. No options were granted to officers in 2000.



                                                                                Value of
                                                             Number of          Unexercised
                      Shares                                Unexercised         In-the-money
                      Acquired                              Options at          Options at
                        on                                Fiscal year end       Fiscal year end
                     Exercise            Value              Exercisable/        Exercisable/
Name                   (#)            Realized ($)         Unexercisable        Unexercisable
----                 --------         ------------         -------------        -------------
WALTER M.
CRAIG, JR.             -                     -                    -                 - / -

HERBERT M.
PEARLMAN               -                     -                100,000/ -            - / -

SCOTT OWENS            -                     -                 75,000/ -            - / -


         EMPLOYMENT ARRANGEMENTS; TERMINATION OF EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the Named Executive Officers of the Company are set forth below. At December 31, 2000, the Company had not entered into an employment agreement with Mr. Owens.


Craig Agreement

     In April 2001, Mr. Craig entered into an employment agreement with the Company which provides for his employment as President and Chief Executive Officer of the Company for a term ending on March 31, 2006, with a three-year evergreen renewal feature thereafter. The agreement provides for a base salary of $185,000 for 2001, with annual increases based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous year. Mr. Craig is also entitled to receive an annual bonus equal to the greater of (i) $20,000 or (ii) 5% of the Company's consolidated pre-tax profits.

     If, at any time during the term of his employment agreement, directors are elected by stockholders and immediately following such election individuals recommended by Coast Capital do not constitute a majority of the Company's directors or substantially all of the Company's assets are sold, such that the value of the transaction (less deduction for associated expenses) is in excess of an amount equal to two times the Company's book value at December 31, 2000, plus the Company's after tax profits for each fiscal quarter since December 31, 2000 (the "Net Worth"), then Mr. Craig is entitled to receive a payment equal to the greater of (x) 1% of the amount by which the value of the transaction exceeds the Net Worth or (y) two times the average of Mr. Craig's total compensation from the Company over the prior three years. Under such circumstances, his employment contract remains in full force and effect.

     The agreement provides that upon the expiration of the term of his employment, Mr. Craig is entitled to a severance payment equal to 1/12 of his most recent annual salary and bonus compensation multiplied by the total number of years he was employed by the Company, with a minimum payment based upon ten years of service. If employment continuation is offered but declined by Mr. Craig, he may, at his option, act as a consultant to the Company for two years at 50% of his latest annual salary and incentives, during which time he will not provide services for any competitors. If Mr. Craig dies during the term of the agreement, or during any severance period, his estate is entitled to compensation for the period of time remaining, but not in excess of 24 months. In the event Mr. Craig becomes disabled, he is entitled until age 65 to disability payments in an amount equal to the greater of 60% of his base salary or $15,000 per month (which includes disability payments from state or federal authorities), as well as the severance payment described above.

     Mr. Craig's employment agreement also provides for the grant to him of 100,000 common stock purchase options, each having an exercise price of $.25 per share, expiring in March 2011 and which are immediately exercisable. Mr. Craig's employment contract also provides for the grant to him of a total of 300,000 common stock purchase options each expiring in March 2011 and which do not become exercisable until September 2010. The options are comprised of six groups, each in the amount of 50,000 options and having exercise prices of $.25, $.50, $.75, $1.00, $1.25 and $1.50. The options may become exercisable prior to September 2010 based upon the Company's achieving specified levels of cumulative pre-tax earnings during the term of the contract. The options with the $.25 exercise price will become exercisable pro-rata based upon the Company's cumulative pre-tax earnings during the term of the contract up to an earnings threshold of $500,000 (so that, for example, when cumulative pre-tax earnings have totaled $250,000 one-half of such options would be exercisable). This earnings level increases by $500,000 with each increase of $.25 in exercise price, so that, for example, the options with an exercise price of $.50 will become exercisable for cumulative pre-tax earnings of between $500,001 and $1,000,000 and the options with an exercise price of $1.50 will become exercisable based upon cumulative pre-tax earnings of between $2,500,001 and $3,000,000

Pearlman Agreement

     Mr. Pearlman received his compensation during 2000 pursuant to an employment agreement which provided for a bonus of 5% of the Company's earnings before taxes ("EBT") and a base salary of $100,000 which was to be increased to $125,000 when EBT exceeded $1 million, $150,000 when EBT exceeded $1.5 million, $175,000 when EBT exceeded $2.0 million and $200,000 when EBT exceeded $2.5 million. The contract had a term expiring on June 30, 2002, with a two-year evergreen renewal feature thereafter. Upon a change in control of the Board, the agreement provided that Mr. Pearlman could terminate his employment under the agreement upon 18 months notice and receive, upon conclusion of that period, after diligently carrying out his duties, a lump sum severance payment equal to 18 months salary. The agreement provided that upon the expiration of the term, if Mr. Pearlman's employment was not continued, he would have been entitled to a severance payment of two years' salary continuation (unless employment was secured elsewhere). If employment continuation was offered but declined by Mr. Pearlman, he was required to act as a consultant for two years at 50% of his latest salary, during which time he could not provide services for any competitors.

     In April 2001, the Company and Mr. Pearlman entered into a new employment agreement that replaced his prior employment contract. The new agreement has a term expiring in December 2009 and provides for: a base salary of $60,000; an office expense allowance in 2001 of $36,000 that decreases each year until it reaches $15,000 during 2005 and remains at that level for the duration of the contract; and an insurance allowance, to be applied to premium payments on life insurance policies payable to beneficiaries of Mr. Pearlman's choice, of approximately $40,000 per year during 2001 that decreases by $6026 per year until it reaches $16,069 during 2005 (after which time no additional insurance allowances are payable). Pursuant to his new employment contract, Mr. Pearlman received options entitling him to purchase 300,000 shares of the Company's common stock at a price of $.50 per share and expiring in December 2009.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The Compensation Committee of the Board of Directors consists of Mr. John Stieglitz, who is not and was not an officer of the Company or its subsidiaries. No executive officer of the Company served as a member of the compensation committee, or in the absence of such a committee, as a director of another entity, one of whose executive officers served as a member of the Company's compensation committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of April 26, 2001 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director and by all executive officers and directors of the Company as a group.

                                                   Amount and Nature
                                                     of Beneficial          Percent of
Name                                               Ownership (1)(2)         Class (2)
----                                               -----------------        ----------
BENEFICIAL HOLDERS
Coast Capital Partners, LLC
1011 Highway 71
Spring Lake, New Jersey 07762                       1,777,778(3)(4)          19.0%

Helm Capital Group, Inc.                            1,088,399(4)(5)          14.3%
537 Steamboat Road
Greenwich, CT 06830

Herbert M. Pearlman                                   924,957(4)(6)          11.3%
537 Steamboat Road
Greenwich, CT 06830

Strategic Growth                                      678,000(7)              8.4%
International, Inc.
111 Great Neck Road
Great Neck, N.Y. 11021

David S. Lawi
537 Steamboat Road
Greenwich, CT 06830                                   454,923(4)(8)           5.8%

William Walters                                       451,500                 5.9%
C/o Whale Securities Co., L.P.
650 Fifth Avenue
New York, New York 10019

OFFICERS AND DIRECTORS

Walter M. Craig, Jr                                 2,107,498(4)(9)          22.2%
1011 Highway 71
Spring Lake, New Jersey

Fred S. Zeidman                                       668,163                 8.2%
2104 Chilton Road
Houston, Texas 77019

Daniel T. Murphy                                       25,232(11)               *
John E. Stieglitz                                      33,290                   *
Scott Owens                                            75,156(12)               *
Allen H. Vogel                                           --                    --
Thomas D. Werblin                                       8,410                   *

All executive officers
and directors
as a group (7 persons)                              2,490,528(13)            24.4%

----------------------
* LESS THAN 1%

(1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3) Consists of 1,500,000 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006 and 277,778 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. Mr. Craig is the managing director and a principal equity holder of Coast Capital Partners, LLC. ("Coast Capital"); if Coast Capital and Mr. Craig are considered a group, it would beneficially own 2,107,498 shares of Common Stock constituting beneficial ownership of 22.2% of the Common Stock.

(4) Pursuant to a stockholders agreement, Messrs. Pearlman and Lawi, Helm Capital Group, Inc. ("Helm") and Coast Capital have agreed to vote their shares to elect individuals nominated by Coast Capital to the Board of Directors. If Messrs. Pearlman, Lawi, Helm and Coast Capital were considered a group, it would beneficially own 4,246,057 shares constituting beneficial ownership of 41.3% of the Company's Common Stock. Mr. Craig is a managing director of Coast Capital. If he were also considered part of the group, it would beneficially own 4,575,777 shares constituting beneficial ownership of 44.1% of the Company's Common Stock.

(5) Includes shares issuable upon exercise of Common Stock Purchase Warrants expiring December 31, 2001 at $2.00 per share (the "Dividend
     Warrants")(6,035).

(6) Includes shares issuable upon exercise of stock options expiring September 2002 with an exercise price of $1.50 (the "1997 Options") (100,000), Dividend Warrants (77,551), Common Stock Purchase Warrants expiring June 2001 (45,000), Common Stock Purchase Warrants expiring October 29, 2001 having an exercise price of $1.375 per share (the "1996 Warrants") (60,000), and shares issuable upon exercise of stock options expiring December 2009 with an exercise price of $.50 per share (the "2001 Options")(300,000).

(7) Includes 60,000 shares held by each of two principals of Strategic Growth International, Inc. ("SGII"), Stanley Altschuler and Richard Cooper. Also includes 450,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring June 11, 2002 at $1.125 per share held by SGII, and 30,000 shares that are issuable upon exercise of a like amount of Common Stock Purchase Warrants expiring June 11, 2002 at $1.375 per share held each of Messrs. Altschuler and Cooper.

(8) Includes shares issuable upon exercise of 1997 Options (50,000), Dividend Warrants (53,875), 1996 Warrants (60,000), and 2001 Options (150,000).

(9) Includes shares issuable upon exercise of options expiring November 30, 2010 and having an exercise price of $.25 per share (100,000) and upon exercise of Dividend Warrants (3,750). Also includes: (i) 200,000 shares that Mr. Craig committed to purchase from the Company in December 2000 at a price of $.23, but which sale has not closed yet; and (ii) 1,777,778 shares of Common Stock beneficially owned by Coast Capital, of which Mr. Craig is the managing director and a principal equity owner (See Footnote 3 above). If the shares beneficially owned by Coast Capital are not included in the shares owned by Mr. Craig, then he would beneficially own 329,750 shares of Common Stock constituting beneficial ownership of 4.3% of the Common Stock.

(10) Includes shares issuable upon exercise of stock options (400,000), 1996 Warrants (30,000) and 1997 Options (100,000).

(11) Includes shares issuable upon exercise of Dividend Warrants (4,000).

(12) Includes 75,000 shares issuable upon exercise of stock options.

(13) Includes shares issuable upon exercise of stock options (575,000), 1997 Options (100,000), Dividend Warrants (7,750), and 1996 Warrants (30,000). Also includes the following shares that are beneficially owned by Coast Capital, of which Mr. Craig is the managing director and a principal equity owner: 1,500,000 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006 and 277,778 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. If the amount of shares that are beneficially owned by Coast Capital are not included in the amount beneficially owned by the officers and directors, then they would beneficially own 712,750 shares constituting beneficial ownership of 8.6% of the Common Stock. The amount set forth does not include any shares held by Herbert M. Pearlman or David
     S. Lawi, neither of whom, as of April 26, 2001, was an officer or director of the Company. The amount set forth also does not include any amounts owned by Helm. If shares owned by Messrs. Pearlman, Lawi and Helm are also included in such shares, then the directors and officers as a group would beneficially own 4,958,807 shares constituting beneficial ownership of 44.7% of the Common Stock (See Footnote 4).

     In April 2001, in connection with an investment in the Company by Coast Capital Partners, LLC ("Coast Capital"), of which Walter M. Craig, Jr., is managing director and a principal equity holder, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and the vacancies created thereby were filled by Messrs. Vogel and Werblin, who were nominated by Coast Capital. Pursuant to an agreement with the Company, Coast Capital is entitled to nominate at least one additional director to the Company's Board of

Directors who will be included in the nominees to be submitted to the Company's stockholders at their next meeting at which directors are to be elected, so that, if all such nominees are elected by the Company's stockholders, immediately following such meeting, Coast Capital's nominees will constitute a majority of the Company's directors. Pursuant to a stockholders agreement with Messrs. Pearlman and Lawi and Helm Capital Group, Inc. ("Helm"), of which Messrs. Pearlman and Lawi are officers and directors until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees of Coast Capital.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000 management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company was charged direct costs and expenses. Certain indirect administrative and managerial costs were allocated to the Company based upon certain formulas which management deems to be reasonable. During 2000 the Company paid approximately $60,000 to Helm on account of these services. Messrs. Pearlman and Lawi (who were officers and directors of the Company during 2000 and during 2001 until April) and Stieglitz are officers and/or directors and Mr. Murphy is an officer of Helm. Helm owns approximately 14% of the Common Stock of the Company.

     On January 15, 2000, the Company prepaid $650,000 principal amount of its outstanding 10% Convertible Debentures, Series A, due June 30, 2001, plus accrued interest. The purpose of the prepayment was to reduce indebtedness which carried a high rate of interest, utilizing proceeds from the sale of the business of InterSystems Nebraska. Each of Messrs. Pearlman and Lawi held $200,000 principal amount of these 10% Debentures.

     In August 2000, the Company's Board of Directors retained a new president and authorized the Company to embark on a strategic new initiative to provide structured capital for small and mid-sized enterprises. During 2000 the Company purchased participations in third party accounts receivables factored by Mezzanine Financial Fund, L.P. ("Mezzanine"). Messrs. Pearlman, Lawi, Craig and Murphy are officers and/or directors of the general partner of Mezzanine. As of December 31, 2000, the Company's investment in such accounts receivable totaled $1,100,000 of an aggregate of $1,254,000 invested by both participants with respect to the acquisition of approximately $1,700,000 of gross amount of receivables (which were sold by nine unaffiliated companies located throughout the United States). These enterprises are engaged in various service and distribution businesses. The terms of the accounts receivable that were purchased require payment typically within 30 to 60 days from the date of the invoice giving rise to the receivable. The Company's participation is structured such that the Company's participation is paid a monthly return of 1.25% and is repaid before the payment to others who might have participated in the funding of such receivables. The Company has, and anticipates, purchasing additional participations from Mezzanine or others in the future.

     On April 25, 2001 the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital Partners, LLC., of which Mr. Craig is a managing director and a principal equity holder. $750,000 principal amount of such notes bear interest at an annual rate equal to 11% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.50 per share (the "Series A 11% Convertible Notes"). $250,000 principal amount of such notes bear interest at an annual rate equal to 13% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.90 per share (the "Series A 13% Convertible Notes;" collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the "Notes"). The conversion prices are subject to adjustment for certain dilutive events. Both Notes are due on March 31, 2006 and the Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The Notes are secured by a security interest in all of the Company's personal property and are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The purchase price for the Notes was equal to their face amount.

     In connection with Coast Capital's purchase of the Notes, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and the vacancies created thereby were filled by Messrs. Vogel and Werblin, who were nominated by Coast Capital. Messrs. Pearlman and Lawi also resigned as officers of the Company. Pursuant to an agreement with the Company, Coast Capital is entitled to nominate at least one additional director to the Company's Board of Directors who will be included in the nominees to be submitted to the Company's stockholders at its next meeting at which directors are to be elected, so that, if all such nominees are elected by the Company's stockholders, immediately following such meeting, Coast Capital's nominees will constitute a majority of the Company's directors. The Company has agreed that it will hold a meeting to elect new directors no later than September 15, 2001. If Coast Capital's nominees do not constitute a majority of directors by such date, it is an event of default under the Notes. Pending the election of Coast Capital's nominees, the Company is restricted from engaging in certain activities without the prior approval of Coast Capital. Simultaneous with Coast Capital's purchase of the Notes, it entered into a stockholders agreement with Messrs. Pearlman and Lawi and Helm, of which Messrs. Pearlman and Lawi are officers and directors, which provides that until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees of Coast Capital.

     Coast Capital has agreed with the Company to invest, or otherwise obtain, on or before March 31, 2002, an additional $750,000 in capital for the Company (including, as a possibility, obtaining a credit facility for the Company providing for borrowings of up to such amount) on such terms as the Company and Coast Capital agree so long as there is no default under the Notes and no "change of control" (as defined in the Notes) has occurred.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(3) EXHIBITS

                                                                     FILED AS AN EXHIBIT TO THE
                                                                     COMPANY'S [DOCUMENT]
NUMBER                    DESCRIPTION                                   OR FILED HEREWITH
------                    -----------                                   -----------------
3.1                  Restated Certificate of
                     Incorporation dated March 22, 1999                       1998 10-KSB

3.2                  By-Laws, as amended and restated on
                     January 8, 1998                                          1997 10-KSB

4.1                  Form of Common Stock Purchase
                     Warrant expiring December 31, 2001                       1991 10-K

4.2                  Form of Common Stock Purchase
                     Warrant expiring October 29, 2001                        1996 10-KSB

4.3                  Form of Series A 11% Convertible
                     Senior Subordinated Secured Note                      Filed Herewith

4.4                  Form of Series A 13% Convertible
                     Senior Subordinated Secured Note                      Filed Herewith

10.1                 The Company's 1997 Employee Stock
                     Option Plan                                      S-8 (No. 333-46035)

10.2                 Toll Compounding Contract dated                        1994 10-KSB
                     April 1, 1994 between Chemtrusion,
                     Inc. and Himont U.S.A., Inc.

10.3                 Investment Agreement dated as of                       1993 10-K
                     June 24, 1993 between the Company
                     and Fred Zeidman

10.4                 Definitive Agreement for                               1995 10-KSB
                     Compounding Services between
                     Chemtrusion, Inc. and Mytex
                     Polymers (Confidential Treatment
                     has been requested and obtained
                     from the Securities and Exchange
                     Commission with respect to certain
                     portions of this Agreement through
                     May 15, 2001)

10.5                 Note Purchase Agreement, dated as                     Filed Herewith
                     of April 25, 2001 Between the
                     Company and Coast Capital Partners,
                     LLC.

10.6                 Stockholders Agreement, dated April                   Filed Herewith
                     25, 2001, among Herbert M.
                     Pearlman, David S. Lawi, Helm
                     Capital Group, Inc., Helm Ventures
                     Inc., Coast Capital Partners, LLC
                     and the Company

10.7                 Employment Agreement, dated April                     Filed Herewith
                     25, 2001, between Herbert M.
                     Pearlman and the Company

10.8                 Employment Agreement, dated April                     Filed Herewith
                     25, 2001 between Walter M. Craig,
                     Jr. and the Company

10.9                 Employment Agreement dated April                      Filed Herewith
                     25, 2001 between David S. Lawi and
                     the Company

22.1 Subsidiaries: Chemtrusion, Inc., a Delaware corporation

23.1                 Consent of BDO Seidman, LLP to                         2000 10-K
                     incorporation by reference of their
                     opinion into filed registration
                     statements

                                    SIGNATURE



           In accordance with Rule 12b-15 under the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERSYSTEMS, INC.


                                           By: /s/ Walter M. Craig, Jr.
                                              -------------------------
                                           Walter M. Craig, Jr.
                                           Chief Executive Officer

Date: April 27, 2001