Form 10QSB
period 2001-03-31
INTERSYSTEMS INC /DE/
filed 2001-05-15
CIK 806011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File Number 1-9547

                               INTERSYSTEMS, INC.
                               ------------------

               (Exact Name of registrant as specified in charter)

                     Delaware                       13-3256265
        ---------------------------------     -----------------------
          (State or other jurisdiction             IRS Employee
        of incorporation or organization)     (Identification number)


                                 1011 Highway 71
                          Spring Lake, New Jersey 07762
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  732-282-1411
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             -----       -----

As of May 8, 2001 there were 7,597,000 shares of the Company's common stock, par value $.01 per share outstanding.

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of March 31,2001(unaudited)             3

         Consolidated Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2001 and 2000                                            4

         Consolidated Statements of Comprehensive Loss (unaudited) for the
         Three Months Ended March 31, 2001 and 2000                                      5

         Consolidated Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2001 and 2000                                            6

         Notes to Consolidated Interim Financial Statements                          7 - 9



         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        9 - 10

                       InterSystems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                             (Unaudited)
                                                              March 31
                                                                2001
                                                              --------
ASSETS
CURRENT ASSETS:
     Cash                                                     $    644
     Marketable equity securities                                   59
     Trade receivables                                           2,205
     Participation in receivables of affiliate                   1,350
     Inventories                                                   139
     Prepaid expenses and other                                    179
                                                              --------
                                                                 4,576

     Note receivable - sale of InterSystems Nebraska               500
     Equipment and leasehold improvements, net                  28,432
     Other assets                                                   43
                                                              --------
      Total Assets                                            $ 33,551
                                                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                        $  2,404
     Accounts payable                                              782
     Accrued expenses                                              609
                                                              --------

                                                                 3,795
     Long term debt - net of current portion                    23,360
                                                              --------
Total Liabilities                                               27,155
                                                              --------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000 shares
       authorized; none issued and outstanding                      --
     Common stock $.01 par value, 20,000
                shares authorized; 7,926 shares issued              79
Additional paid-in capital                                       7,992
Deficit                                                         (1,341)
Accumulated other comprehensive loss                               (49)
Treasury stock - 329 shares at cost                               (285)
                                                              --------
TOTAL SHAREHOLDERS' EQUITY                                       6,396
                                                              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 33,551
                                                              ========

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                         Three months ended March 31,
                                            2001            2000
                                           -------         -------
Net sales                                  $ 4,682         $ 3,922
Cost of sales                                3,068           2,705
                                           -------         -------
     Gross Profit                            1,614           1,217

Selling, general and administrative
     expenses                                1,176             958
Interest expense                               363             421
Interest income                                (22)            (69)
                                           -------         -------
      Net income (loss)                    $    97         $   (93)
                                           =======         =======


Per share - basic and assuming
    Dilution                               $   .01         $  (.01)
                                           =======         =======
Average number of common shares
outstanding                                  7,597           7,608
                                           =======         =======


           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. And Subsidiaries
                  Consolidated Statements of Comprehensive Loss
                            (In Thousands, Unaudited)

                                                   Three months ended March 31,
                                                        2001        2000
                                                        ----        ----
Net income (loss)                                       $ 97        $(93)

Other comprehensive income:
  Unrealized holding gains arising during period          --          56
                                                        ----        ----

Comprehensive income (loss)                             $ 97        $(37)
                                                        ====        ====

                       InterSystems, Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In Thousands, Unaudited)

                                                     Three months ended March 31,
                                                        2001            2000
                                                       -------         -------
Cash flows from operating activities:
     Net income (loss)                                 $    97         $   (93)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                     509             477
     Changes in:
       Operating working capital                          (551)           (457)
       Non-current assets and liabilities                  (36)           (104)
                                                       -------         -------
Net cash provided by (used in)
  operating activities                                      19            (177)
                                                       -------         -------

Net cash used in investing activities:
     Acquisition of fixed assets                          (407)           (906)
     Participation in receivables of affiliate            (300)             --
                                                       -------         -------
                                                          (707)           (906)
                                                       -------         -------

 Cash flows from financing activities:
     Proceeds from long-term debt obligations              806             960
     Repayment of long-term debt                          (516)           (576)
     Extinguishment of 10% series
       A bonds                                              --            (650)
     Purchase of treasury stock                             --              (5)
                                                       -------         -------
     Net cash provided by (used in)
       financing activities                                290            (271)
                                                       -------         -------
Net increase (decrease) in cash                           (398)         (1,408)
Cash at beginning of period                              1,042           4,877
                                                       -------         -------
Cash at end of period                                  $   644         $ 3,469
                                                       =======         =======

Cash paid during the periods for:
     Interest                                          $    50         $    65
     Taxes                                             $   194         $    --

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the InterSystems, Inc. Form 10-K for the year ended December 31, 2000.

NOTE 2. Inventories at March 31, 2001, consisted of the following (in thousands):

         Raw materials                          35
         Supplies                              104
                                               ---
            Total inventory                    139
                                               ===

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

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31,      MARCH 31,
                                                        2001            2000
                                                       ------------------------

         Net income (loss)                             $    97        $   (93)
                                                        ======         ======

         Weighted average shares outstanding:
           Basic and dilutive weighted average
             shares                                      7,597          7,608
                                                        ======         ======

         Net income (loss) per common share            $   .01        $  (.01)
                                                        ======         ======

         For the period ended March 31, 2001 and 2000, certain securities were not included in the calculation of diluted income (loss) because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                             March 31,    March 31,
                                               2001         2000
                                              -----        -----

         Stock options                          775          867
         Stock warrants                       1,825        2,870
                                              -----        -----
                                              2,600        3,737
                                              -----        -----


NOTE 4. On April 25, 2001, the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital Partners, L.L.C. ("Coast Capital"), of which Mr. Craig is a managing director and a principal equity holder. $750,000 principal amount of such notes bear interest at an annual rate equal to 11% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.50 per share (the "Series A 11% Convertible Notes"). $250,000 principal amount of such notes bear interest at an annual rate equal to 13% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.90 per share (the "Series A 13% Convertible Notes"; collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the "Notes"). The conversion prices are subject to adjustment for certain dilutive events. Both Notes are due on March 31, 2006, and the Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The Notes are secured by a security interest in all of the Company's personal property and are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The purchase price for the Notes was equal to their face amount.

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

NOTE 5. In April 2001, Walter M. Craig, Jr., the Company's President, entered into an employment agreement with a term ending on March 31, 2006, with a 3-year evergreen renewal feature thereafter. The agreement provides for a base salary of $185,000 with increases based on the consumer price index. The agreement also provides for the grant to him of 100,000 common stock purchase options at an exercise price of $.25 per share, exercisable immediately, that expire in March 2011 and 300,000 common stock purchase options which become exercisable in September 2010 and expire in March 2011. The 300,000 options are comprised of six groups, each in the amount of 50,000 and have exercise prices of $.25, $.50, $.75, $1.00, $1.25 and $1.50. The options may become exercisable prior to September 2010 based upon the Company's achieving specified levels of cumulative pre-tax earnings during the term of the contract.

         On April 25, 2001, the Company entered into new employment contracts with Messrs. Pearlman and Lawi, which replaced their prior contracts and provide for annual compensation of $60,000 and $30,000, respectively. The new contracts expire in December 2009 and also provide for the issuance of options to purchase 300,000 and 150,000 shares of common stock, respectively, at a price of $.50 per share and expire in December 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three Month Periods Ended March 31, 2001 and 2000

Revenue increased by $760,000 (19%) in the quarter ended March 31, 2001, compared to the same quarter of 2000. The revenue increase is primarily attributable to the MyTex facility, which added an additional compounding line in September 2000.

The gross profit margin was 34% in the 2001 quarter compared with 31% in 2000. On a dollar basis the gross profit increased $397,000 in the quarter ended March 31, 2001, which included an increase of $189,000 for the Texas facility and $167,000 for the MyTex facility. The Texas increase was attributable to lower operating costs as a result of curtailed use of temporary labor; MyTex was due to increased volume as a result of its expansion program. Income from participations in receivables contributed $41,000 to gross margin in 2001.

Selling, general and administrative expenses increased $218,000 (23%) in the quarter ended March 31, 2001, which is primarily attributable to MyTex due to its plant expansion.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $19,000 for the quarter ended March 31, 2001. For investing activities, $407,000 was used for acquisition of fixed assets and $300,000 was invested in participations in receivables. Financing activities provided a net $290,000, which included $806,000 proceeds from long-term debt off-set by $516,000 repayment of long-term debt. Cash balances decreased by $398,000 for the quarter which reduced the $1,042,000 cash balance at the beginning of the year to $644,000.

The Company anticipates that future working capital and cash needs will be satisfied from operations, available cash balances and future financings. The Company expects from time-to-time that it may seek to borrow funds for actual or anticipated cash needs. There can be no assurance that management will be able to obtain such financing on favorable terms.

On April 25, 2001, the Company received $1,000,000 from the sale of convertible notes in a private placement to a related party (see Note 4 to the consolidated financial statements).


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


                                       INTERSYSTEMS, INC.



Dated: May 11, 2001                    /s/ Walter M. Craig, Jr.
                                       ------------------------
                                       Walter M. Craig, Jr.
                                       President
                                       Chief Executive Officer