Form 10QSB
period 2001-06-30
INTERSYSTEMS INC /DE/
filed 2001-08-20
CIK 806011

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                          Commission File Number 1-9547

                               INTERSYSTEMS, INC.
                           ---------------------------
               (Exact Name of registrant as specified in charter)

                  Delaware                               13-3256265
            --------------------                     ------------------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)            Identification number)

                                1011 Highway 71
                          Spring Lake, New Jersey 07762
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  732-282-1411
                         -------------------------------
              (Registrant's telephone number, including area code)

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

As of August 7, 2001, there were 7,597,000 shares of the Company's common stock, par value $.01 per share outstanding.

                               INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of

         June 30, 2001 (Unaudited)                                              3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months Ended June 30, 2001, and 2000                     4

         Condensed Consolidated Statements of Operations (unaudited)
         for the Six Months Ended June 30, 2001, and 2000                       5

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the Three and Six Months Ended June 30, 2001, and 2000             6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months Ended June 30, 2001, and 2000                       7

         Notes to Consolidated Interim Financial Statements                8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12 - 13

                       InterSystems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                    (Unaudited)
                                                                   June 30, 2001
                                                                   -------------
ASSETS

CURRENT ASSETS:
         Cash                                                        $    525
         Marketable equity securities                                      82
         Participation in receivables of affiliates, net                1,788
         Assets related to discontinued operations                        400
         Loan to affiliate                                                 60
         Prepaid expenses and other                                        64
                                                                     --------
                                                                        2,919

         Note receivable - sale of InterSystems Nebraska                  500
         Assets related to discontinued operations                      2,300
         Other assets                                                       3
                                                                     --------
TOTAL ASSETS                                                         $  5,722
                                                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                            $     32
         Accrued expenses                                                 190
         Reserve for discontinued operations                              497
         Liability for severance benefits                                 221
                                                                     --------
                                                                          940

Convertible notes                                                       1,000
Other long term debt                                                       50
Liability for severance benefits                                        1,137
                                                                     --------
         Total Liabilities                                           $  3,127
                                                                     --------

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000 shares
  authorized; none issued and outstanding                                  --
Common stock $.01 par value, 20,000 shares
  authorized; 7,926 shares issued and
  7,597 outstanding                                                        79
Additional paid-in capital                                              7,991
Deficit                                                                (5,164)
Accumulated other comprehensive loss                                      (26)
Treasury stock - 329 shares at cost                                      (285)
                                                                     --------
Total Shareholders' Equity                                              2,595
                                                                     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,722
                                                                     ========

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                    Three months ended June 30,
                                                      2001              2000
                                                      ----              ----
Revenue - Interest Earned                            $    41           $     1
                                                     -------           -------

Selling, general and administrative
  expenses                                               306
                                                                           112

Interest expense                                          35                 6
Interest income                                          (27)              (58)
Other income                                              --               (17)
                                                     -------           -------
  Loss from continuing operations                       (273)              (42)

Discontinued operations                                                      :

Loss from operations                                    (151)             (131)
Loss on disposal                                      (3,399)               --
                                                     -------           -------
                                                      (3,550)             (131)
                                                     -------           -------

  Net loss                                           $(3,823)          $  (173)
                                                     =======           =======


Per share - basic and assuming dilution
  Continuing operations                              $  (.04)          $    --
  Discontinued operations                               (.46)             (.02)
                                                     -------           -------

  Net loss                                           $  (.50)          $  (.02)
                                                     =======           =======

Average number of common shares outstanding            7,597             7,607
                                                     =======           =======

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                     Six months ended June 30,
                                                      2001              2000
                                                      ----              ----
Revenue - Interest Earned                            $    83           $     1
                                                     -------           -------

Selling, general and administrative
  Expenses                                               481               231

Interest expense                                          42                15
Interest income                                          (40)             (125)
Other income                                              --               (22)
                                                     -------           -------
                                                        (400)              (98)
  Loss from continuing operations

Discontinued operations:

Income (loss) from operations                             73              (168)
Loss on disposal                                      (3,399)               --
                                                     -------           -------
                                                      (3,326)             (168)
                                                     -------           -------

  Net loss                                           $(3,726)          $  (266)
                                                     =======           =======


Per share - basic and assuming dilution
  Continuing operations                              $  (.05)          $  (.01)
  Discontinued operations                               (.44)             (.03)
                                                     -------           -------

  Net loss                                           $  (.49)          $  (.04)
                                                     =======           =======

Average number of common shares outstanding            7,597             7,607
                                                     =======           =======

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                            (In Thousands, Unaudited)

                                                     Three months ended June 30,
                                                       2001             2000
                                                       ----             ----
Net loss                                              $(3,823)        $  (173)
Other comprehensive income:

  Unrealized holding gains arising during period           24              18
                                                      -------         -------

Comprehensive loss                                    $(3,799)        $  (155)
                                                      =======         =======

                                                       Six months ended June 30,
                                                        2001            2000
                                                        ----            ----
Net loss                                               $(3,726)       $  (266)
Other comprehensive income:
  Unrealized holding gains arising during period            24             73
                                                       -------        -------

Comprehensive loss                                     $(3,702)       $  (193)
                                                       =======        =======

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                         Six months ended June 30,
                                                            2001           2000
                                                            ----           ----

Net cash used in operating activities                     $  (704)       $(1,088)
                                                          -------        -------

Net cash used in investing activities:

  Participation in receivables of affiliates                 (753)            --
  Loan to affiliate                                           (60)            --
                                                          -------        -------
                                                             (813)            --
Cash flows from financing activities:

  Proceeds from convertible note                            1,000             --
  Extinguishment of 10% series A bonds                         --           (646)
  Purchase of Treasury stock                                   --             (4)
                                                          -------        -------
  Net cash provided by (used in) financing activities       1,000           (650)
                                                          -------        -------

Net decrease in cash                                         (517)        (1,738)
Cash at beginning of period                                 1,042          4,877
                                                          -------        -------
Cash at end of period                                     $   525        $ 3,139
                                                          =======        =======

Cash paid during the periods for:
  Interest                                                $    --        $    15
  Taxes                                                        --             --

           See accompanying notes to consolidated financial statements

                       InterSystems, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the InterSystems, Inc., Form 10-K for the year ended December 31, 2000.

NOTE 2. The basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

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

                  The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                      -----------------------
                                                             JUNE 30,
                                                       2001            2000
                                                       ----            ----
         Net loss:
           Continuing operations                      $  (273)        $   (42)
           Discontinued operations                     (3,550)           (131)
                                                      -------         -------
           Net loss                                   $(3,823)        $  (173)
                                                      =======         =======

         Weighted average shares outstanding:
           Basic and dilutive weighted average
            Shares                                      7,597           7,607
                                                      =======         =======

                  For the three month period ended June 30, 2001 and 2000, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                              JUNE 30,
                                                      2001              2000
                                                      ----              ----
         Stock options                                1,625               867
         Stock warrants                               1,825             2,870
         Shares issuable on conversion of
                  convertible notes                   1,778                --
                                                      -----             -----
                                                      5,228             3,737
                                                      =====             =====

                                                         SIX MONTHS ENDED
                                                      -----------------------
                                                              JUNE 30,
                                                       2001            2000
                                                       ----            ----
         Net loss:
           Continuing operations                      $  (400)        $   (98)
           Discontinued operations                     (3,326)           (168)
                                                      -------         -------
           Net loss                                   $(3,726)        $  (266)
                                                      =======         =======

         Weighted average shares outstanding:
           Basic and dilutive weighted average
            Shares                                      7,597           7,607
                                                      =======         =======

              For the six month periods ended June 30, 2001, and 2000, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                        SIX MONTHS ENDED
                                                     ----------------------
                                                            JUNE 30,
                                                     2001             2000
                                                     ----             ----
         Stock options                               1,625              867
         Stock warrants                              1,825            2,870
         Shares issuable on conversion of
                  convertible notes                  1,778               --
                                                     -----            -----
                                                     5,228            3,737
                                                     =====            =====

NOTE 3. On April 25, 2001, the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital Partners, L.L.C. ("Coast Capital"), of which Mr. Craig is the managing director and sole member. $750,000 principal amount of such notes bear interest at an annual rate equal to 11% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.50 per share (the "Series A 11% Convertible Notes"). $250,000 principal amount of such notes bear interest at an annual rate equal to 13% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.90 per share (the "Series A 13% Convertible Notes"; collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the "Notes"). The conversion prices are subject to adjustment for certain dilutive events. Both Notes are due on March 31, 2006, and the Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The Notes are secured by a security interest in all of the Company's personal property and are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The purchase price for the Notes was equal to their face amount.

                  In connection with Coast Capital's purchase of the Notes, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and the vacancies created thereby were filled by Messrs. Vogel and Werblin, who were nominated by Coast Capital. Messrs. Pearlman and Lawi also resigned as officers of the Company. Pursuant to an agreement with the Company, Coast Capital is entitled to nominate at least one additional director to the Company's Board of Directors who will be included in the nominees to be submitted to the Company's stockholders at its next meeting at which directors are to be elected, so that, if all such nominees are elected by the Company's stockholders, immediately following such meeting, Coast Capital's nominees will constitute a majority of the Company's directors. The Company has agreed that it will hold a meeting to elect new directors no later than September 15, 2001, which has been extended to October 30, 2001, by Coast Capital. If Coast Capital's nominees do not constitute a majority of directors by such date, it is an event of default under the Notes. Pending the election of Coast Capital's nominees, the Company is restricted from engaging in certain activities without the prior approval of Coast Capital. Simultaneous with Coast Capital's purchase of the Notes, it entered into a stockholders agreement with Messrs. Pearlman and Lawi and Helm Capital Group, Inc. ("Helm"), of which Messrs. Pearlman and Lawi are officers and directors, which provides that until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees of Coast Capital.

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

NOTE 4. In April 2001, Walter M. Craig, Jr., the Company's President, entered into an employment agreement with a term ending on March 31, 2006, with a 3-year evergreen renewal feature thereafter. The agreement provides for a base salary of $185,000 with increases based on the consumer price index. The agreement also provides for the grant to him of 100,000 common stock purchase options at an exercise price of $.25 per share, exercisable immediately, that expire in March 2011 and 300,000 common stock purchase options which become exercisable in September 2010 and expire in March 2011. The 300,000 options are comprised of six groups, each in the amount of 50,000 and have exercise prices of $.25, $.50, $.75, $1.00, $1.25 and
                  $1.50. The options may become exercisable prior to September 2010 based upon the Company's achieving specified levels of cumulative pre-tax earnings during the term of the contract.

                  On April 25, 2001, the Company entered into new employment contracts with Messrs. Pearlman and Lawi, which replaced their prior contracts and provide for annual compensation of $60,000 and $30,000, respectively. The agreements also provide for office expense allowances, for each, initially at a rate of $36,000 in 2001, decreasing to $15,000 for 2005 and thereafter; and life insurance premiums of $40,000 per year for Mr. Pearlman, decreasing by $6,026 per year through 2005 and $29,884 per year for Mr. Lawi in 2001, decreasing by $4,483 per year through 2005. The new contracts expire in December 2009 and also provide for the issuance of options to purchase 300,000 and 150,000 shares of common stock, respectively, at a price of $.50 per share which also expire in December 2009.

NOTE 5. The Company has decided to discontinue the operations of its plastic compounding business conducted through its wholly-owned subsidiary, Chemtrusion, Inc., and is currently in negotiations with the President of Chemtrusion to conclude a sale of the subsidiary. At present, the terms are expected to provide for a cash payment at closing of $400,000, a promissory note in the amount of $300,000 and future consideration estimated at $2,000,000 based on a sharing of the management fee received by Chemtrusion for operating the Indiana facility. The net assets of Chemtrusion at June 30, 2001, are as follows (in thousands):

                                                             June 30, 2001
                                                             -------------
                  Assets:

                  Cash                                          $   118
                  Accounts receivable                             1,717
                  Inventory                                         133
                  Prepaid expenses                                  171
                                                                -------
                                                                  2,139

                  Property, plant and equipment, net             28,921
                  Other assets                                       38
                                                                -------
                           Total Assets                         $31,098
                                                                =======

                  Liabilities:

                  Current liabilities                    $ 1,667
                  Long-term debt                          25,178
                                                         -------
                           Total Liabilities              26,845
                                                         =======

                                   Net Assets            $ 4,253
                                                         =======

         The estimated loss on the sale includes taxes of $175,000, estimated losses through the closing date of $200,000 and $1,357,000 representing severance benefits related to the employment agreements with Messrs. Pearlman and Lawi discussed in Note 4.

         Discontinued operations - Revenues (in thousands)

                  Three months ended June 30,
                                                  2001     $4,306
                                                  2000     $4,387

                  Six months ended June 30,
                                                  2001     $8,946
                                                  2000     $8,310

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2001 and 2000

As discussed in Note 5 to the Consolidated Financial Statements, the Company has discontinued its plastic compounding business conducted through its wholly-owned subsidiary, Chemtrusion, Inc., and has embarked on a strategic new initiative to provide structured capital to small and mid-sized enterprises. The Company's operations for the six months ended June 30, 2001, reflects interest earned on the portfolio of structured capital placements of $83,000 which the Company anticipates will grow if it is successful in attracting new capital.

Selling, general and administrative expenses have increased in both the three and six month periods, primarily in salaries and professional fees related to obtaining financing to enable the Company's structured capital efforts to be expanded and in anticipation of increased lending activities.

Interest income decreased in both the three month and six month periods ended June 30, 2001, as invested cash from the sale of the InterSystems - Nebraska operation in late 1999 was used to invest in the loan portfolio and for operating expenses.

The loss from discontinued operations in 2001 is discussed in Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash used in operating activities amounted to $704,000 for the six months ended June 30, 2001. Investing activities used $813,000 primarily for participations in receivables of affiliates and $1,000,000 was provided from proceeds from the issuance of convertible notes. As currently structured, to be cash flow positive, the Company needs to raise additional capital and place such capital in income producing opportunities. The Company is currently attempting to raise capital through one or more private placements to further its asset-based lending activities. There can be no assurances that the Company will be successful in this endeavor. If the Company cannot be successful in these efforts it will be forced to dramatically reduce expenses and seek an alternative business opportunity.

Forward Looking Statements

This quarterly report for the quarter ended June 30, 2001, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition;
(iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

Part II - Other Information

Items 1, 2, 3, and 4 are not applicable.

Item 5.  Other Information

The Company plans to hold its 2001 Annual Meeting of Stockholders on October 24, 2001. Proposals that stockholders wish to include in the Company's proxy statement and form of proxy for presentation at the next Annual Meeting of Shareholders must be received by the Company at 1011 Highway 71, Spring Lake, New Jersey 07762, Attention Michael R. Epps, prior to September 5, 2001. The Company will be allowed to have discretionary voting authority on any proposal that is to be presented at such annual meeting, unless it receives notice of such proposal by no later than such date.

Item 6.  Exhibits and Reports on Form 8-K

                  a)       Exhibits

                           None.

                  b)       Reports on Form 8-K not applicable.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERSYSTEMS, INC.



Dated: August 17, 2001                 /s/ Walter M. Craig, Jr.
                                           ------------------------
                                       Walter M. Craig, Jr.
                                       President
                                       Chief Executive Officer