Form 10QSB
period 2001-09-30
INTERSYSTEMS INC /DE/
filed 2001-11-19
CIK 806011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


                          Commission File Number 1-9547
                                     ------

                                  EQUIFIN, INC.
                          (FORMERLY INTERSYSTEMS, INC.)
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

As of November 15, 2001, there were 7,597,000 shares of the Company's common stock, par value $.01 per share outstanding.

                                      INDEX

                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         September 30, 2001 (Unaudited)                                          3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months Ended September 30, 2001, and 2000                 4

         Condensed Consolidated Statements of Operations (unaudited)
         for the Nine Months Ended September 30, 2001, and 2000                  5

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the Three and Nine Months Ended September 30, 2001, and 2000        6

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2001, and 2000                  7

         Notes to Consolidated Interim Financial Statements                  8 - 12

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12 - 13

          EquiFin, Inc. (formerly InterSystems, Inc.) and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                                          (Unaudited)
                                                                                      September 30, 2001
                                                                                      ------------------
ASSETS
------

CURRENT ASSETS:
         Cash                                                                               $   446
         Marketable equity securities                                                            82
         Participation in receivables of affiliates, net                                      2,027
         Note receivable - Sale of Chemtrusion, current portion                                  60
         Receivable - Sale of Chemtrusion, current portion                                      450
         Loan to affiliate                                                                       27
         Prepaid expenses and other                                                             102
                                                                                            -------
                                                                                              3,194

Note receivable - sale of InterSystems Nebraska                                                 500
Note receivable - Sale of Chemtrusion, less current portion                                     240
Receivable - Sale of Chemtrusion, less current portion                                        1,700
Other assets                                                                                      3
                                                                                            -------
TOTAL ASSETS                                                                                $ 5,637
                                                                                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                   $    32
         Accrued expenses                                                                       215
         Reserve for discontinued operations                                                    439
         Liability for severance benefits                                                       221
                                                                                            -------
                                                                                                907

Convertible notes                                                                             1,000
Other long term debt                                                                             50
Liability for severance benefits                                                              1,102
                                                                                            -------
         Total Liabilities                                                                    3,059
                                                                                            -------
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000 shares
  authorized; none issued and outstanding                                                        --
Common stock $.01 par value, 20,000 shares
  authorized; 7,926 shares issued and 7,597 outstanding                                          79
Additional paid-in capital                                                                    7,991
Deficit                                                                                      (5,181)
Accumulated other comprehensive loss                                                            (26)
Treasury stock - 329 shares at cost                                                            (285)
                                                                                            -------
Total Shareholders' Equity                                                                    2,578
                                                                                            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 5,637
                                                                                            =======

           See accompanying notes to consolidated financial statements

          EquiFin, Inc. (formerly InterSystems, Inc.) and Subsidiaries
                Condensed Consolidated Statements of Operations
              (In Thousands, Except Per Share Amounts, Unaudited)

                                             Three months ended September 30,
                                                   2001          2000
                                                   ----          ----
Revenue - Interest Earned                        $    75       $     5
                                                 -------       -------

Selling, general and administrative
  expenses                                           279           137
Interest expense                                      30             7
Interest income                                      (12)          (40)
Other income                                          --           (15)
                                                 -------       -------
  Loss from continuing operations                   (222)          (84)

Discontinued operations:

Loss from operations                                  --          (191)
Gain on disposal                                     205            --
                                                 -------       -------
                                                     205          (191)
                                                 -------       -------

  Net loss                                       $   (17)      $  (275)
                                                 =======       =======


Per share - basic and assuming dilution
  Continuing operations                          $  (.03)      $  (.01)
  Discontinued operations                            .03          (.03)
                                                 -------       -------

  Net loss                                       $    --       $  (.04)
                                                 =======       =======

Average number of common shares outstanding        7,597         7,608
                                                 =======       =======



           See accompanying notes to consolidated financial statements

          EquiFin, Inc. (formerly InterSystems, Inc.) and Subsidiaries
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                            Nine months ended September 30,
                                                   2001          2000
                                                   ----          ----
Revenue - Interest Earned                        $   158       $     6
                                                 -------       -------

Selling, general and administrative
  Expenses                                           759           367

Interest expense                                      72            22
Interest income                                      (51)         (164)
Other income                                          --           (37)
                                                 -------       -------
                                                    (622)         (182)
  Loss from continuing operations

Discontinued operations:

Income (loss) from operations                         73          (372)
Loss on disposal                                  (3,194)           --
                                                 -------       -------
                                                  (3,121)         (372)
                                                 -------       -------

  Net loss                                       $(3,743)      $  (554)
                                                 =======       =======


Per share - basic and assuming dilution
  Continuing operations                          $  (.08)      $  (.02)
  Discontinued operations                           (.41)         (.05)
                                                 -------       -------

  Net loss                                       $  (.49)      $  (.07)
                                                 =======       =======

Average number of common shares outstanding        7,597         7,608
                                                 =======       =======



           See accompanying notes to consolidated financial statements

          EquiFin, Inc. (formerly InterSystems, Inc.) and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                            (In Thousands, Unaudited)

                                                      Three months ended September 30,
                                                              2001        2000
                                                              ----        ----
Net loss                                                     $ (17)      $(275)
Other comprehensive income:

  Unrealized holding gains arising during period                --          10
                                                             -----       -----

Comprehensive loss                                           $ (17)      $(265)
                                                             =====       =====


                                                       Nine months ended September 30,
                                                              2001          2000
                                                              ----          ----
Net loss                                                    $(3,743)      $  (554)
Other comprehensive income:
  Unrealized holding gains arising during period                 24            84
                                                            -------       -------
Comprehensive loss                                          $(3,719)      $  (470)
                                                            =======       =======



           See accompanying notes to consolidated financial statements

          EquiFin, Inc. (formerly InterSystems, Inc.) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                              Nine months ended September 30,
                                                                    2001           2000
                                                                    ----           ----
Net cash used in operating activities                             $  (867)      $  (931)
                                                                  -------       -------

Net cash provided by (used in) investing activities:

  Participation in receivables of affiliates                       (1,102)         (800)
  Loan to affiliate                                                   (27)           --
  Cash received on sale of subsidiary                                 400            --
  Advances to discontinued operation                                   --          (616)
  Collection of escrow account                                         --           250
                                                                  -------       -------
                                                                     (729)       (1,166)
Cash flows from financing activities:

  Proceeds from convertible note                                    1,000            --
  Extinguishment of 10% series A bonds                                 --          (646)
  Purchase of Treasury stock                                           --            (5)
                                                                  -------       -------
  Net cash provided by (used in) financing activities               1,000          (651)
                                                                  -------       -------
Net decrease in cash                                                 (596)       (2,748)

Cash at beginning of period                                         1,042         4,783
                                                                  -------       -------
Cash at end of period                                             $   446       $ 2,035
                                                                  =======       =======

Cash paid during the periods for:

  Interest                                                        $    42       $    15
  Taxes                                                                --            --



           See accompanying notes to consolidated financial statements

          EquiFin, Inc. (formerly InterSystems, Inc.) And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001

NOTE 1. The accompanying condensed consolidated financial statements are un-audited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the InterSystems, Inc., Form 10-K for the year ended December 31, 2000.

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

         The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                             THREE MONTHS ENDED
                                           ----------------------
                                                SEPTEMBER 30,
                                             2001          2000
                                           ----------------------
Net loss:
  Continuing operations                    $  (222)      $   (84)
  Discontinued operations                      205          (191)
                                           -------       -------
  Net loss                                 $   (17)      $  (275)
                                           =======       =======

Weighted average shares outstanding:
  Basic and dilutive weighted average
   Shares                                    7,597         7,608
                                           =======       =======

         For the three month periods ended September 30, 2001 and 2000, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                     THREE MONTHS ENDED
                                     ------------------
                                        SEPTEMBER 30,
                                       2001       2000
                                      ----------------
Stock options                         1,625        867
Stock warrants                        1,825      2,870
Shares issuable on conversion of
         convertible notes            1,778         --
                                      -----      -----
                                      5,228      3,737
                                      =====      =====

                                             NINE MONTHS ENDED
                                           ----------------------
                                               SEPTEMBER 30,
                                             2001          2000
                                           ----------------------
Net loss:
  Continuing operations                    $  (622)      $  (182)
  Discontinued operations                   (3,121)         (372)
                                           -------       -------
  Net loss                                 $(3,743)      $  (554)
                                           =======       =======

Weighted average shares outstanding:
  Basic and dilutive weighted average
   Shares                                    7,597         7,608
                                           =======       =======


         For the nine month periods ended September 30, 2001, and 2000, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                      NINE MONTHS ENDED
                                      -----------------
                                        SEPTEMBER 30,
                                      2001       2000
                                      ----------------
Stock options                         1,625        867
Stock warrants                        1,825      2,870
Shares issuable on conversion of
         convertible notes            1,778         --
                                      -----      -----
                                      5,228      3,737
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

NOTE 5. On September 28, 2001, the Company sold its indirect, wholly-owned subsidiary, Chemtrusion, Inc., to a company controlled by the former president of Chemtrusion. Chemtrusion was engaged in the plastic compounding business. The sales price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000 payable in twenty equal quarterly principal payments with the final payment due September 30, 2006; and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating the Indiana facility through December 31, 2006. The net assets of Chemtrusion at September 28, 2001, are as follows (in thousands):

                                                  September 28, 2001
                                                  ------------------
Assets:

         Cash                                          $    79
         Accounts receivable                             1,838
         Inventory                                         228
         Prepaid expenses                                  173
                                                       -------
                                                         2,318

         Property, plant and equipment, net             30,298
         Other assets                                       39
                                                       -------
                  Total Assets                         $32,655
                                                       =======
Liabilities:

         Current liabilities                           $ 1,988
         Long-term debt                                 26,618
                                                       -------
                  Total Liabilities                     28,606
                                                       =======

                          Net Assets                   $ 4,049
                                                       =======

         In the quarter ended June 30, 2001, the Company recorded an estimated loss on the sale includes taxes of $175,000, estimated losses through the closing date of $200,000 and $1,357,000 representing severance benefits related to the employment agreements with Messrs. Pearlman and Lawi discussed in Note 4. An overestimate of the loss in the amount of $205,000 was reversed in the quarter ended September 30, 2001.

         Discontinued operations - Revenues (in thousands)

Three months ended September 28,
                                        2001                          $4,889
                                        2000                          $4,024

Nine months ended September 28,

                                        2001                         $13,835
                                        2000                         $12,334

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2001 and 2000

As discussed in Note 5 to the Consolidated Financial Statements, the Company sold its plastic compounding business conducted through its wholly-owned subsidiary, Chemtrusion, Inc., and has embarked on a strategic new initiative to provide structured capital to small and mid-sized enterprises. The Company's operations for the three months and nine months ended September 30, 2001, reflects interest earned of $75,000 and $158,000 on the portfolio of structured capital placements which the Company anticipates will grow if it is successful in attracting new capital.

Selling, general and administrative expenses have increased in both the three and nine month periods, primarily in salaries and professional fees related to obtaining financing to enable the Company's structured capital efforts to be expanded and in anticipation of increased lending activities.

Interest income decreased in both the three month and nine month periods ended September 30, 2001, as invested cash from the sale of the InterSystems - Nebraska operation in late 1999 was used to invest in the loan portfolio and for operating expenses.

The loss from discontinued operations in 2001 is discussed in Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash used in operating activities amounted to $867,000 for the nine months ended September 30, 2001. Investing activities used $729,000 primarily for participations in receivables of affiliates and $1,000,000 was provided by proceeds from the issuance of convertible notes. As currently structured, to be cash flow positive, the Company needs to raise additional capital and place such capital in income producing opportunities. The Company is currently attempting to raise capital through one or more private placements to further its asset-based lending activities. On November 14, 2001, the Company received approval from Foothill Capital Corporation, a division of Wells Fargo & Company, for a $20,000,000 senior credit facility. The transaction is subject to completion of legal documentation, continuing due diligence and ongoing compliance by the Company with the requirements of Foothill. There can be no assurances that the Company will be successful in this endeavor. If the Company cannot be successful in these efforts it will be forced to dramatically reduce expenses and seek an alternative business opportunity.

Forward Looking Statements

This quarterly report for the quarter ended September 30, 2001, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; and (iv) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

Part II - Other Information

Items 1 and 3 are not applicable.

Item 2.  Changes in Securities

                  (A) and (B) are not applicable

In October 2001 the Company granted a total of 190,000 common stock purchase options to officers, consultants and directors of the Company. Each option has an exercise price of $.40 per share and expires on June 30, 2006. 95,000 of these options are immediately exercisable. 60,000 of these options become exercisable based solely on the grantee's continuing to provide services to the Company, and the remainder of the options do not become exercisable until January 1, 2006, subject to earlier exercisability upon the satisfaction of certain conditions.

Item 4.  Submission of matters to a vote of security holders

On October 24, 2001, the Company held its 2001 Annual Meeting of Stockholders at which stockholders elected Lee A. Albanese and Daniel T. Murphy as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2003, and also elected Thomas D. Werblin and John E. Stieglitz to serve as directors of the Company until the Company's Annual Meeting of Stockholders in the year 2004, and in each case, until their successors are duly elected and qualified. The results of the voting for each nominee were as follows:

                  NAME OF NOMINEE           VOTES FOR                  VOTES WITHHELD
                  ---------------           ---------                  --------------
                  Daniel T. Murphy          5,798.131                  251,985
                  Lee A. Albanese           5,871,631                  178,485
                  Thomas D. Werblin         5,865,631                  184,485
                  John E. Stieglitz         5,792,531                  257,585

In addition to the individuals elected as directors at the 2001 Annual Meeting, Walter M. Craig, Jr. and Allen H. Vogel, who were directors of the Company at the time of the 2001 Annual Meeting of Stockholders, continue to serve as directors of the Company. At the 2001 Annual Meeting, stockholders also approved
(i) an amendment to the Company's 1997 Stock Option Plan (the "Amendment to the Plan"), increasing the number of shares authorized for issuance from 500,000 shares to 875,000 shares, and (ii) an amendment to the Company's Certificate of Incorporation changing the name from InterSystems, Inc. to EquiFin, Inc. (the "Amendment to the Certificate of Incorporation"). 5,594,471 shares voted in favor of the Amendment to the Plan, 384,454 shares voted against the Amendment to the Plan and 71,191 shares abstained from voting on the Amendment. 5,875,547 shares voted in favor of the Amendment to the Certificate of Incorporation, 56,441 shares voted against the Amendment to the Certificate of Incorporation, and 118,128 shares abstained from voting on the Amendment to the Certificate of Incorporation.

Item 5.  Other Information

On September 28, 2001, the Company effectuated the sale of its previously discontinued, indirect, wholly-owned subsidiary, Chemtrusion, Inc., to a company controlled by its former President. See Note 5 to the Notes to the Consolidated Financial Statements.

Effective as of November 15, 2001, the Company changed its name from InterSystems, Inc., to EquiFin, Inc. In addition, the Company has extended the term of its common stock purchase warrants that had an exercise price of $2.00 per share and that were scheduled to expire December 31, 2001, until December 31, 2002 and reduced the exercise price to $1.25 per share. These warrants originally had an exercise price of $3.50 per share and expired on December 31, 1996. There can be no assurance that the Company will further extend the expiration date of such warrants or further reduce the exercise price, and the Company has no current plans to do so.

Item 6. Exhibits and Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EQUIFIN, INC.



Dated: November 16, 2001                    /s/ Walter M. Craig, Jr.
                                            ------------------------------------
                                            Walter M. Craig, Jr.
                                            President
                                            Chief Executive Officer