Form 10KSB
period 2001-12-31
EQUIFIN INC
filed 2002-04-01
CIK 806011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|XX| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Fiscal Year Ended December 31, 2001
                                  -----------------

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ___________ to ____________.

                           Commission File No. 1-9547
                                               ------

                                  EQUIFIN, INC.
                                  -------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                        13-3256265
-------------------------------                           ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     1011 Highway 71, Spring Lake, NJ       07762
                     --------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

                                (732) 282 - 1411
                                ----------------
              (Registrant's Telephone Number, including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

      Title Of Each Class              Name of Each Exchange On Which Registered
      -------------------              -----------------------------------------
Common Stock, $.01 par value                    American Stock Exchange
Common Stock Purchase Warrants                  American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Registrant's revenues for 2001 were $330,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $2,187,059 based upon the closing price of the registrant's common stock, $.01 par value, as reported by the American Stock Exchange on March 11, 2002 which was $.35.

The number of shares of the registrant's common stock, $.01 par value, outstanding on March 11, 2002: 7,597,064.

                                     PART I

ITEM 1: BUSINESS

INTRODUCTION AND BUSINESS DEVELOPMENT

EquiFin, Inc. (the "Company") was organized under the laws of the State of Delaware in 1984. Beginning in the third quarter of 2000 and continuing through 2001, and, to date, the Company has pursued a strategy of discontinuing and divesting of unprofitable manufacturing operations and assets in order to redirect the Company in a new direction of building a diverse finance company that will provide various forms of structured credit to small and mid-sized business enterprises. The Company is in the early stage of its development as a finance company and currently has structured credits in the form of accounts receivable funding and senior secured loans. In the future such structured credits may also include subordinated secured loans, bridge loans, convertible loans, loan guarantees and other similar opportunistic situations.

The Company's business goal is to provide a range of capital solutions to small and mid-size business enterprises from which the Company can realize high current yields while, in most situations, securing its loans through liens on the assets of the borrowing enterprise. The Company's further objective is, in certain opportunities, to structure a portion of its credits so that it receives enhancement fees or equity considerations that could, based on the success of the borrowing enterprise, provide additional income and/or capital appreciation for the Company.

During 2001 the Company took several steps towards its goal of transforming the business of the Company into a finance company. Until the second quarter of 2001, the Company's principal line of business consisted of the operations of its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), based in Houston, Texas and Jeffersonville, Indiana. Chemtrusion provided various out-sourcing services to the petro-chemical industry including research, manufacturing and facilities operations for major multi-national companies. During the second quarter of 2001 the Company began negotiations for the sale of Chemtrusion to Chemtrusion's President and decided to treat Chemtrusion's operations as discontinued. Those negotiations were successful and the sale of Chemtrusion was concluded on September 28, 2001 to a company controlled by Chemtrusion's former president. The sale price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000 payable in twenty equal quarterly principal payments with the final payment due September 30, 2006 (which was subsequently exchanged for $200,000 cash as a post-closing adjustment) and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating a facility located in Jeffersonville, Indiana, through December 31, 2006.

During the fourth quarter of 2001 the Company changed its name from InterSystems, Inc. to EquiFin, Inc., to reflect its new business focus as a finance company. In addition, in December 2001, the Company's 81% owned subsidiary, Equinox Business Credit Corp. ("Equinox"), which company was established to pursue the asset-based lending market for credits of $500,000 to $3,000,000, entered into a revolving credit facility with Foothill Capital Corp. which provided capital to Equinox of up to $20,000,000 for development of a loan portfolio. The credit facility has a term of three years and is available to Equinox based on 85% of Equinox' qualified loan advances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company had revenues from continuing operations of $330,000 and $44,000 for the years ended December 31, 2001and 2000, respectively. For the year ended December 31, 2001, the Company reported a loss from continuing operations of $(906,000), and a net loss for the year of $(4,027,000), as compared to a loss from continuing operations of $(360,000) and a net loss of $(795,000) for the year ended December 31, 2000. The net loss for the year ended December 31, 2001included a loss from discontinued operations of $3,121,000 and the net loss for the year ended December 31, 2000 included a loss from discontinued operations of $(435,000).

ASSET BASED LENDING AND FACTORING

The Company's initial and primary business focus in pursuit of its strategy to develop a diverse finance company is to build an asset-based lending group through its 81% owned subsidiary, Equinox Business Credit Corp. ("Equinox"). Equinox was formed for this purpose in the fourth quarter of 2001, and is eighty-one percent (81%) owned by the Company, with the remaining 19% currently owned by Allen H. Vogel, the President of Equinox. Equinox commenced operations in the fourth quarter of 2001 and provides asset based loans of between $500,000 to $3,000,000 to small and mid-sized businesses. Through Equinox Factors, a separate division, Equinox provides factoring finance (purchasing of accounts receivable) to small, mid-size enterprises. Equinox plans to protect against deterioration of a borrower's performance by using established advance rates against eligible collateral. Equinox also plans to actively manage credit risk through portfolio diversification by industry and individual client exposure.

The Company's principal operating philosophy is to establish credit facilities and make loans that are secured in their repayment by the assets of the enterprise receiving the capital infusion. A secured position against assets of a borrowing enterprise does not insure recoupment of the Company's capital investment, but it does provide a degree of asset coverage on the capital placed with the enterprise and enables the Company, as a lien holder, to both sell assets if the credit facility is not being repaid and/or participate in any discussions or negotiations which might surround the Company's restructuring if a borrowing enterprise encounters difficulty in its business.

The Company targets borrowers that might not be able to obtain funding through more traditional sources in order to achieve aggressive current yields, including where a borrower might be expanding into new opportunities, contracting its business due to recent business challenges, introducing new products or services, or where management desires to acquire the borrower's business from its current owners. The Company contemplates that its asset-based loans will be designated to be used for the purchase of specified goods or services. The Company's loans could be extended in connection with refinancings, reorganizations, turnarounds, debtor-in-possession ("DIP") and post-DIP transactions. The Company intends to primarily focus on providing credit to the following industries: manufacturers, importers, wholesalers, distributors and service companies.

The Company maintains a large and diverse referral network, including brokers, accountants, lawyers, consultants, workout departments at commercial banks and others, including regional lenders and finance companies and investment bankers, which provides a steady source of potential deals.

To date, most of Equinox's credit arrangements consist of factoring facilities, pursuant to which Equinox purchases, at a discounted price the accounts receivable of the seller where the seller of the account receives a payment and Equinox, as the purchaser of the accounts receivable, becomes legally entitled to receive payment from the account debtor. As of December 31, 2001, the Company's investment in such accounts receivable totaled $1,505,000 with respect to the acquisition of approximately $1,557,000 of gross amount of receivables (which were sold by 9 unaffiliated companies located throughout the United States). These enterprises are engaged in various service and distribution businesses. The terms of the accounts receivable that were purchased require payment typically within 30 to 60 days from the date of the invoice giving rise to the receivable. The Company acquired these factoring facilities, during the fourth quarter of 2001, from Mezzanine Financial Fund, L.P., an affiliated entity, and, at the time of acquisition, had been providing all of the funding for such facilities through its participations.

The Company anticipates that in the future a substantially greater proportion of Equinox's credit facilities will be in the form of asset based loans rather than factoring arrangements. Asset based lending transactions concentrate on balancing collateral values, cash flow and capital structure. Equinox offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets. The interest rates charged by the Company for various classes of financing assets vary depending upon the credit quality of the borrower, the amount and maturity of the loan, the costs of servicing, the income tax consequences of the transaction, the cost of borrowing to the Company, and, to a lesser degree, state usury laws. The Company's finance receivables have both variable rates and fixed rates of interest. Variable rate loans reprice in accordance with agreed upon indices, usually a published reference prime interest rate.

COMPETITION

The business in which the Company engages is highly competitive, with business developed primarily on the basis of customizing transaction structure, client service and relationships, and payment terms. The Company is subject to competition from many financial institutions, including finance companies, banks, leasing companies and investment banks. Many of our competitors are large companies that have substantial capital, technological and marketing resources.

By providing $500,000 to $3 million in sub-investment grade, asset-based financing, the Company believes it fills a void in the capital marketplace created by the recent consolidation of smaller asset-based lenders in the commercial finance industry. The Company is also positioned to take advantage of the recent restriction of credit by commercial banks to this market. Due to their operating size, the larger asset-based lenders have increasingly moved away from credits under $3 million as well as credits that are perceived to be of a higher risk due to the absence of a consistent, positive cash flow history, or where a turnaround situation is present or where a company might be reorganizing under bankruptcy protection. Although these companies are not traditional credits, many are rich in collateral and able to support asset-based credit. In addition, by offering factoring, asset-based lending and "one-off" financing accommodations, the Company can differentiate itself from competitors and better structure a transaction to meet the needs of its clients.

The Company also believes that larger finance companies also lack the flexibility and timely response times necessary to service this market. In the market for sub-investment grade, asset based financing, where potential clients are often distressed, the ability to move quickly is critical. The Company has been structured to address the small, mid-size business needs and to react quickly to fund deals in two to four weeks as compared to most commercial finance companies that require 45 to 60 days.

GOVERNMENTAL REGULATION

The Company's operations are subject to certain laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, in certain instances, establish maximum interest rates, finance charges and other charges; and govern secured transactions and foreclosure procedures. In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

EMPLOYEES

The Company currently employs nine persons who are full time employees, in executive, administrative and clerical capacities. In addition, the Company employs one part-time person. None of the Company's employees are represented by a union.

ITEM 2: PROPERTIES

The Company rents executive office suites comprising approximately 1,600 square feet, on a month-to-month basis, in an executive office which is located at 1011 Highway 71 in Spring Lake, New Jersey. The Company's monthly rent for this space is $2,300. This space is rented from an affiliated entity controlled by the Company's Chief Executive Officer, Walter M. Craig, Jr.

The Company's principal subsidiary, Equinox Business Credit Corp., occupies approximately 3,800 square feet of space at 120 Wood Avenue South, Iselin, New Jersey 08830, pursuant to a lease that commenced on January 1, 2002. The lease has a term of three years. The annual rent for the first, second and third years of the term is $115,230, $120,991 and $126,753, respectively.

The Company believes that its office space is adequate for its current and reasonably foreseeable future needs,

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

         NAME OF NOMINEE                VOTES FOR                VOTES WITHHELD
         ---------------                ---------                --------------
         Daniel T. Murphy               5,798,131                251,985
         Lee A. Albanese                5,871,631                178,485
         Thomas D. Werblin              5,865,631                184,485
         John E. Stieglitz              5,792,531                257,585

In addition to the individuals elected as directors at the 2001 Annual Meeting, Walter M. Craig, Jr. and Allen H. Vogel, who were directors of the Company at the time of the 2001 Annual Meeting of Stockholders, continue to serve as directors of the Company. At the 2001 Annual Meeting, stockholders also approved
(i) an amendment to the Company's 1997 Stock Option Plan (the "Amendment to the Plan"), increasing the number of shares authorized for issuance from 500,000 shares to 875,000 shares, and (ii) an amendment to the Company's Certificate of Incorporation changing the name from InterSystems, Inc. to EquiFin, Inc. (the "Amendment to the Certificate of Incorporation"). 5,594,471shares voted in favor of the Amendment to the Plan, 384,454 shares voted against the Amendment to the Plan and 71,191 shares abstained from voting on the Amendment. 5,875,547 shares voted in favor of the Amendment to the Certificate of Incorporation, 56,441 shares voted against the Amendment to the Certificate of Incorporation, and 118,128 shares abstained from voting on the Amendment to the Certificate of Incorporation.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION. The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices of the Common Stock.

            Fiscal 2000                           High          Low
            -----------                           ----          ---
            First Quarter                       $1.4375      $   .50
            Second Quarter                       1.3125        .4375
            Third Quarter                          .625         .375
            Fourth Quarter                          .50         .093

            Fiscal 2001                           High          Low
            -----------                           ----          ---
            First Quarter                       $ .3125      $   .12
            Second Quarter                          .64          .16
            Third Quarter                           .40          .12
            Fourth Quarter                          .45          .11

      The closing price of the Common Stock on March 11, 2002 was $.35.

b. HOLDERS. As of March 12, 2002, there were, to the best of the Company's knowledge, approximately 145 holders of record of the Company's Common Stock.

c. DIVIDENDS. The Company has not declared or paid any cash dividends during the last two fiscal years. The Company currently intends to retain all of its earnings to support the development of its business and does not anticipate paying any cash dividends for the foreseeable future. Equinox's credit facility with Foothill Capital Corporation contains provisions that could restrict the Company's ability to pay dividends, if it had determined to do so.

In October 2001 the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants (AMEX: IIWS) from December 31, 2001 until December 31, 2002 and to lower the exercise price of these warrants from $2.00 per share to $1.25 per share. The Company, in August 1999, had previously extended the expiration date of the warrants from December 31, 1999 to December 31, 2001 and lowered the exercise price from $3.50 per share to $2.00 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 2001, there were 1,114,852 public warrants outstanding.

d. RECENT SALES OF UNREGISTERED SECURITIES.

In December 2001, the Company sold $25,000 principal amount of 11% subordinated notes due September 30, 2006 ("11% Notes"). The purchaser of such notes also received 12,500 warrants, each entitling the holder to purchase one share of the Company's common stock for $.25 per share and expiring December 31, 2006 ("Warrants"). During the first quarter of 2002, the Company sold an additional $434,000 principal amount of 11% Notes and issued together therewith 217,000 Warrants. All purchasers of securities were "accredited investors" within the meaning of the Securities Act of 1933, as amended (the "Act"). See Note 4 to the Financial Statements contained herein for a further description of such placement. The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act.

In the fourth quarter of 2001, the Company received a $100,000 short-term loan and issued 10,000 Warrants to the individual extending the loan. See Note 4 to the Financial Statements contained herein for a further description of the transaction. The individual is an accredited investor and the warrants were issued pursuant to an exemption contained in Section 4(2) of the Act.

All other sales of unregistered securities during 2001 have previously been reported in the Company's Quarterly Reports on Form 10-QSB.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 2001 AND 2000

During the year of 2000 and into 2001, the Company has been in the process of transitioning from a manufacturing enterprise to a diversified finance company. As part of the restructuring of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business. As a consequence of the Company's new strategic initiative of providing structured capital to small, mid-sized enterprises, the Company's continuing operations for the years ended December 31, 2001 and 2000, reflects interest earned of $330,000 and $44,000, respectively, on the portfolio of structured capital placements which the Company anticipates will grow as it pursues its plan of developing a finance company.

Selling, general and administrative expenses have increased by $633,000 in 2001 over the prior year primarily for expenses related to obtaining financing to enable the Company's structured capital efforts to expand and in anticipation of increased lending activities. Salaries increased $310,000, factoring expense $120,000, legal fees $55,000, provision for loan losses $125,000 and $23,000 in miscellaneous expenses.

Interest income decreased in the year ended December 31, 2001, as invested cash from the sale of InterSystems Nebraska in late 1999 was used for the development of the Company's loan portfolio and which income therefrom is now reflected as Revenue.

Interest expense increased in 2001 primarily due to the issuance of $1,000,000 in convertible notes in April 2001.

The loss on discontinued operations is discussed in Note 10 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $1,167,000 for the year ended December 31, 2001. Investing activities used $435,000, which included $749,000 cash received from the sale of Chemtrusion and $1,217,000 used for the loan portfolio. Financing activities provided $902,000 in cash, primarily from the issuance of $1,000,000 of convertible notes in April 2001. These

Notes are due for payment on March 31, 2006 (see Note 4). The result of these activities was a net decrease in cash of $700,000 for 2001 which reduced available cash to $459,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation, which provides for the initiation of a $20,000,000 revolving credit facility (the "Credit Facility"). Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement. Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $2,500,000 through April 30, 2002, and gradually increasing from $2,600,000 to $3,000,000 at August 1, 2002, a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to
1.25 to 1 beginning April 2004. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company. The Agreement matures December 31, 2004. There were no borrowings under this credit facility at December 31, 2001, while $2,865,000 was outstanding at March 26, 2002.

Advances under the Credit Facility for loans initiated by Equinox are equal to 85% by the lender, with Equinox providing the additional 15% or having sufficient collateral to enable it to borrow the additional 15%. In December 2001, the Company commenced a private placement of up to $1,500,000 of 11% subordinated notes due September 30, 2006, to provide the Company with additional working capital and capital to invest in the development of its loan portfolio. Through December 31, 2001, $25,000 of notes were placed and an additional $434,000 was placed in the first quarter of 2002.

In view of the requirement that the Company have 15% invested in each loan that is initiated, the growth of the loan portfolio above approximately $13,000,000 during 2002 will be dependent on the Company's ability to raise additional capital.

FORWARD LOOKING STATEMENTS

This annual report for the year ended December 31, 2001 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the
Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company's inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company's ability to originate new credit facilities and grow, and could increase the amount of the Company's nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company's credit facilities; (vi) the Company's inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company's inability to attract and retain qualified personnel.

ITEM 7: FINANCIAL STATEMENTS: The financial statements filed as part of this report include:

                                                                                Page
                                                                                ----
            Report of Independent Certified Public
            Accountants ...................................................     F-2

            Consolidated Balance Sheet as of
            December 3l, 2001 .............................................     F-3

            Consolidated Statements of Loss for the
            years Ended December 3l, 2001 and 2000 ........................     F-4

            Consolidated Statements of Comprehensive Loss
            for  the Years Ended December 3l, 2001 and 2000 ...............     F-5

            Consolidated Statements of Shareholders' Equity for the Years
            Ended December 31, 2001 and 2000 ..............................     F-6 & 7

            Consolidated Statements of Cash Flows for the Years Ended
            December 3l, 2001 and 2000 ....................................     F-8

            Notes to Consolidated Financial
            Statements ....................................................     F-9 to F-18

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Directors and the Executive Officers of the Company are set forth below. In 1988, the Company adopted a classified Board of Directors. At each annual meeting, the successors to the class of directors whose term expires at that meeting are elected to serve a three-year term and until their successors are elected and qualified.

                                        Director of     Term as
                                        The Company     Director
       Name                   Age       Since           Expires In
       ----                   ---       -----------     ----------
Walter M. Craig, Jr           48        1993            2002
Allen H. Vogel                52        2001            2002

Daniel T. Murphy              63        1986            2003
Lee Albanese                  45        2001            2003

Thomas D. Werblin             47        2001            2004
John E. Stieglitz             71        1991            2004

PRINCIPAL OCCUPATION OVER THE PAST FIVE YEARS AND OTHER DIRECTORSHIPS OF NOMINEE OR DIRECTOR

WALTER M. CRAIG, JR. Mr. Craig has been the President and Chief Executive Officer of the Company since August 2000. He has been Chairman of the Board of Directors since April 2001. For the past eight years, Mr. Craig has been President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies. Mr. Craig has been a Director of Seitel since 1987. He also served as Executive Vice President and Chief Operating Officer of Helm Capital Group, Inc. ("Helm"), a publicly held company, from 1993 until November 1999.

ALLEN H. VOGEL Mr. Vogel was appointed a director of the Company in April 2001 to fill a vacancy created by the resignation of David S. Lawi. From November 2001 until present he has been the President of Equinox Business Credit Corp., a subsidiary of the Company. From January 2000 until the present he has been President and a Director of Alladin Investments, Inc., a privately held enterprise that sought to acquire small business operations and did acquire one business in the plastics industry. During the same period he has been a Managing Member of V-4, LLC., and SJ3, LLC, Real Estate Holding Companies. He was a Senior Vice President of Century Business Credit Corp. from 1990 until December 1999 and Vice President of Fidelcor Business Credit Corp. from 1984 until 1990. Both Century Business Credit Corp. and Fidelcor Business Credit Corp. were involved in providing asset-based term and revolving loans.

DANIEL T. MURPHY Mr. Murphy joined the Company in May 1984 as Vice President-Finance and Operations and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997, and from July 1999 to date. Mr. Murphy was Vice President and Chief Financial Officer of Helm from May 1984 until May 2001. From September 1995 until December 1998, he was Vice President and Chief Financial Officer of Unapix Entertainment, Inc. ("Unapix"), a public company which was engaged in marketing and distributing films and television products, and from December 1998 until December 2000 he served as Unapix' treasurer. Unapix filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 2000.

LEE A. ALBANESE has been a director of the Company since October 2001.. He has been engaged in the private practice of corporate and securities law in New Jersey since 1982. He has been a partner at the law firm of St. John & Wayne, L.L.C. for over five years.

THOMAS D. WERBLIN Mr. Werblin has been a director of the Company since April 2001. From July 1996 until the present he has been Executive Vice President of Creative Childrens Group, developing a comprehensive licensing program for an educational television program. From January 1995 until July 1996, Mr. Werblin was Senior Vice President of Marketing and Communications for New York City Off-Track Betting Corporation. Prior to such time, Mr. Werblin held other marketing and operational executive positions, including being Senior Vice President, Chief Operating Officer and General Manager of Cosmos Soccer Club, a division of Time Warner.

JOHN E. STIEGLITZ Mr. Stieglitz was elected to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Helm since 1986 and a director of Seitel, Inc. ("Seitel") since 1989. . Seitel is a New York Stock Exchange company engaged in acquiring and marketing seismic information to the oil and gas industry.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except that Thomas D. Werblin, a director of the Company, reported late his purchase of 2500 shares of the Company's common stock in an open market transaction effectuated in June 2001, and Herbert M. Pearlman, the beneficial owner of more than 10% of the Company's common stock, did not timely report his acquisition from the Company of 10,000 common stock purchase warrants, each having an exercise price of $.25 per share and expiring December 31, 2006, which Mr. Pearlman acquired from the Company in December 2001.

ITEM 10: EXECUTIVE COMPENSATION

Set forth below is certain information with respect to cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers who earned at least $100,000 during 2000 (such officers, the "Named Executive Officers"). See "Employment Arrangements; Termination of Employment Arrangements" below.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long -Term Compensation
Name and                                         Annual Compensation                                -----------------------
Principal                                        -------------------                            Shares of Common        All Other
Position                       Year      Salary      Bonus(1)   Other Annual Compensation   Stock Underlying Options     Compen
--------                       ----      ------      --------   -------------------------   ------------------------     ------
WALTER M. CRAIG, JR.           2001      $142,321     20,000                --                      400,000
PRESIDENT AND CHIEF            2000        11,076         --                --
Executive Officer from
8/15/00 until present (1)

DANIEL T. MURPHY               2001       141,281         --                --                       30,000
Chief Financial Officer        2000        25,865         --                --                                              --
From July 1999 until           1999        20,000     25,000                --
present

SCOTT OWENS
President, and Chief           2001       117,021                           --
Executive Officer              2000       125,000     23,272                --
Chemtrusion, Inc.              1999       125,000     26,759                --
Which was sold on
September 28, 2001

(1) No information is provided for years prior to 2000, as Mr. Craig was not an executive officer of the Company for all or any part of such years.

STOCK OPTIONS

The following two tables provide information on stock option grants made to the Named Executive Officers in 2001, options exercised during 2001, and options outstanding on December 31, 2001.

                           STOCK OPTION GRANTS IN 2001

                          NUMBER OF
                          SECURITIES UNDERLYING        PERCENT OF TOTAL            EXERCISE
                          EXPIRATION                   OPTIONS GRANTED TO          PRICE
NAME                      OPTIONS GRANTED              EMPLOYEES IN 2001(1)        PER SHARE             DATE
----                      ---------------              --------------------        ---------             ----
Walter M. Craig, Jr       100,000(2)                   7.8%                        $   .25               3/31/11
Walter M. Craig, Jr        50,000(3)                   3.9%                        $   .25               3/31/11
Walter M. Craig, Jr        50,000(4)                   3.9%                        $   .50               3/31/11
Walter M. Craig, Jr        50,000(5)                   3.9%                        $   .75               3/31/11
Walter M. Craig, Jr        50,000(6)                   3.9%                        $  1.00               3/31/11
Walter M. Craig, Jr        50,000(7)                   3.9%                        $  1.25               3/31/11
Walter M. Craig, Jr        50,000(8)                   3.9%                        $  1.50               3/31/11
Daniel T. Murphy           30,000(9)                   2.3%                        $   .40               6/30/06

(1) All figures represent the percentage of options granted to all employees during 2001.

(2) These options are immediately exercisable.

(3) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's first $500,000 of cumulative pre-tax earnings during the term of Mr. Craig's employment; as an example, when there has been cumulative pre-tax earnings during such term of $250,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $500,000, all of such options shall become exercisable.

(4) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's cumulative pre-tax earnings during the term of Mr. Craig's employment that are in excess of $500,000 and less than $1,000,000; as an example when there has been cumulative pre-tax earnings during such term of $750,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $1,000,000 all of such options shall become exercisable.

(5) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's cumulative pre-tax earnings during the term of Mr. Craig's employment that are in excess of $1,000,000 and less than $1,500,000; as an example when there has been cumulative pre-tax earnings during such term of $1,250,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $1,500,000 all of such options shall become exercisable.

(6) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's cumulative pre-tax earnings during the term of Mr. Craig's employment that are in excess of $1,500,000 and less than $2,000,000; as an example when there has been cumulative pre-tax earnings during such term of $1,750,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $2,000,000 all of such options shall become exercisable.

(7) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's cumulative pre-tax earnings during the term of Mr. Craig's employment that are in excess of $2,000,000 and less than $2,500,000; as an example when there has been cumulative pre-tax earnings during such term of $2,250,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $2,500,000 all of such options shall become exercisable.

(8) These options do not become exercisable until October 1, 2010, subject to earlier exercisability on a pro-rata basis based on the Company's cumulative pre-tax earnings during the term of Mr. Craig's employment that are in excess of $2,500,000 and less than $3,000,000; as an example when there has been cumulative pre-tax earnings during such term of $2,750,000, one-half of such options will become exercisable and when there has been cumulative pre-tax earnings during such term of $3,000,000 all of such options shall become exercisable.

(9) 15,000 of these options are currently exercisable. The remaining options do not become exercisable until January 1, 2006, subject to earlier exercisability at the rate of 50 such options for each hour billed by Mr. Murphy for services up to 15 hours per week.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

There were no common stock purchase options exercised during 2001 by any of the Named Executive Officers. The following table sets forth certain information regarding options held by the Named Executive Officers as of December 31, 2001.

                                                                   Number of Shares                 Value of Unexercised
                             Number of                             Underlying Unexercised           In the Money Options
                          Shares Acquired        Value             Options Exercisable/               Fiscal Year End
Name                        On Exercise        Realized            Unexercisable              Exercisable/Unexercisable(1)
----                        -----------        --------            -------------              ----------------------------
Walter M.  Craig, Jr             --               --               100,000/300,000                    $8,000/$4,000(2)

Daniel T. Murphy                 --               --                15,000/30,000                          --/--

Scott Owens                      --               --                    --/--                              --/--

(1) All Options were out-of-the-money, except for the following: 100,000 options held by Mr. Craig, having an exercise price of $.25 per share and expiring March 31, 2011, that are currently exercisable; and 50,000 options held by Mr. Craig, having an exercise price of $.25 per share and expiring March 31, 2011 that are not currently exercisable.

(2) The value reflected represents the difference between (i) $.33, the closing sales price of the Company's Common Stock on December 31, 2001, as reported by the American Stock Exchange, and (iii) the exercise price of the option, multiplied by the number of options held which are in-the-money as of such date.

                             EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the Named Executive Officers of the Company are set forth below. The Company did not have an employment agreement with Mr. Owens.

Craig Agreement

In April 2001, Mr. Craig entered into an employment agreement with the Company which provides for his employment as President and Chief Executive Officer of the Company for a term ending on March 31, 2006, with a three-year evergreen renewal feature thereafter. The agreement provides for a base salary of $185,000 for the remainder of 2001, with annual increases, for each calendar year during the term of the contract, based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous calendar year. Mr. Craig is also entitled to receive an annual bonus equal to the greater of
(i) $20,000 or (ii) 5% of the Company's consolidated pre-tax profits.

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

Mr. Craig's employment agreement also provides for the grant to him of 100,000 common stock purchase options, each having an exercise price of $.25 per share, expiring in March 2011 and which are immediately exercisable. Mr. Craig's employment contract also provides for the grant to him of a total of 300,000 common stock purchase options each expiring in March 2011 and which do not become exercisable until September 2010. The options are comprised of six groups, each in the amount of 50,000 options and having exercise prices of $.25, $.50, $.75, $1.00, $1.25 and $1.50. The options may become exercisable prior to September 2010 based upon the Company's achieving specified levels of cumulative pre-tax earnings during the term of the contract. The options with the $.25 exercise price will become exercisable pro-rata based upon the Company's cumulative pre-tax earnings during the term of the contract up to an earnings threshold of $500,000 (so that, for example, when cumulative pre-tax earnings have totaled $250,000 one-half of such options would be exercisable). This earnings level increases by $500,000 with each increase of $.25 in exercise price, so that, for example, the options with an exercise price of $.50 will become exercisable for cumulative pre-tax earnings of between $500,001 and $1,000,000 and the options with an exercise price of $1.50 will become exercisable based upon cumulative pre-tax earnings of between $2,500,001 and $3,000,000

Murphy Agreement

Mr. Murphy is employed by the Company as its Chief Financial Officer under an agreement among Mr., Murphy, Tatum CFO Partners, LLP. ("Tatum"), of which Mr. Murphy is a partner, and the Company. The term of such agreement commenced on July 23, 2001 and is terminable by either party on thirty days notice. Pursuant to such agreement, Mr. Murphy is paid at least $8,333 per month and Tatum is paid a monthly fee of $1,667, based upon Mr. Murphy's devoting two days per week to the Company's business. Mr. Murphy and Tatum are entitled to a fee of $1,250 and $250, respectively, per day for each day that Mr. Murphy devotes to the Company's business in addition to the two specified days.

COMPENSATION OF DIRECTORS

Non-employee directors receive a fee of $6,000 in cash and $6,000 of common stock for each year of services they render to the Company, the common stock is valued , and the common stock and cash fee are payable, on December 31 of each such year. The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties. Messrs. Vogel, Albanese and Werblin were each granted 20,000 options in October 2001 as a result of their becoming directors of the Company in 2001. Each such option is immediately exercisable, has an exercise price of $.40 per share and expires in June 2006. In October 2006, Mr. Vogel was granted an additional 200,000 options in connection with advice he was rendering with respect to the Company's structured finance operations; each such option entitles him to purchase one share of common stock at $.40 per share and expires in June, 2006. The options granted to Mr. Vogel for such advice, by their terms, did not become exercisable until October 2005, unless certain conditions were satisfied; such conditions have been satisfied, and accordingly, all such options are currently exercisable.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of March 15, 2002 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director, each of the Named Executive Officers and by all executive officers and directors as a group.

                                         Amount and Nature
                                           of Beneficial             Percent of
Name                                      Ownership (1)(2)            Class (2)
----                                      ----------------            ---------
BENEFICIAL HOLDERS

Coast Capital Partners, LLC
1011 Highway 71
Spring Lake, New Jersey 07762             1,784,090(3)(4)              19.0%

Helm Capital Group, Inc.                  1,088,399(4)(5)              14.3%
537 Steamboat Road
Greenwich, CT 06830

Herbert M. Pearlman                         874,957(4)(6)              10.8%
537 Steamboat Road
Greenwich, CT 06830

Strategic Growth                            678,000(7)                  8.4%
International, Inc.
111 Great Neck Road
Great Neck, NY 11021

Fred S. Zeidman                             683,163(8)                  8.5%
2104 Chilton Road
Houston, Texas 77019

William Walters                             451,500                     5.9%
C/O Whale Securities Co., L.P.
650 Fifth Avenue
New York, New York 10019

David S. Lawi
537 Steamboat Road
Greenwich, CT 06830                         394,923(4)(9)               5.0%

OFFICERS AND DIRECTORS AND OTHER NAMED
 EXECUTIVE OFFICERS NOT INCLUDED ABOVE

Walter M. Craig, Jr                       2,164,340(4)(10)             22.3%
1011 Highway 71
Spring Lake, New Jersey

Daniel T. Murphy                             40,232(11)                   *
John E. Stieglitz                            99,472(12)                 1.3%
Scott Owens                                     156                       *
Allen H. Vogel                              235,636(13)                 3.0%
Thomas D. Werblin                            47,046(14)                   *
Lee A. Albanese                              23,146(15)                   *

All executive officers and
directors as a group (6 persons)          2,609,872(16)                26.1%

----------
* LESS THAN 1%

(1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3) Consists of 1,500,000 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006 and 284,090 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. Mr. Craig is the managing director and the sole member of Coast Capital Partners, LLC. ("Coast Capital"); if Coast Capital and Mr. Craig are considered a group, it would beneficially own 2,164,340 shares of Common Stock constituting beneficial ownership of 21.6% of the Common Stock.

(4) Pursuant to a stockholders agreement, Messrs. Pearlman and Lawi, Helm Capital Group, Inc. ("Helm") and Coast Capital have agreed to vote their shares to elect individuals nominated by Coast Capital to the Board of Directors. If Messrs. Pearlman, Lawi, Helm and Coast Capital were considered a group, it would beneficially own 4,034,579 shares constituting beneficial ownership of 39.9% of the Company's Common Stock. Mr. Craig is a managing director of Coast Capital. If he were also considered part of the group, it would beneficially own 4,414,829 shares constituting beneficial ownership of 42.3% of the Company's Common Stock.

(5) Includes shares issuable upon exercise of Common Stock Purchase Warrants expiring December 31, 2002 at $1.25 per share (the "Dividend Warrants")(6,035).

(6) Includes shares issuable upon exercise of stock options expiring September 2002 with an exercise price of $1.50 (the "1997 Options") (100,000), Dividend Warrants (77,551), shares issuable upon exercise of stock options expiring December 2009 with an exercise price of $.50 per share (the "2001 Options")(300,000), and shares issuable upon exercise of common stock purchase warrants with an exercise price of $.25 per share and expiring December 31, 2006 (10,000).

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

(8) Includes shares issuable upon exercise of stock options (400,000) and 1997 Options (45,000).

(9) Includes shares issuable upon exercise of 1997 Options (50,000), Dividend Warrants (53,875), and 2001 Options (150,000).

(10) Includes shares issuable upon exercise of options expiring November 30, 2010 and having an exercise price of $.25 per share (100,000) and upon exercise of Dividend Warrants (3,750). Also includes: (i) 200,000 shares that Mr. Craig purchased from the Company in December 2000 at a price of $.23 per share that have not as yet been issued; and (ii) 1,784,090 shares of Common Stock beneficially owned by Coast Capital, of which Mr. Craig is the managing director and the sole member (See Footnote 3 above). If the shares beneficially owned by Coast Capital are not included in the shares owned by Mr. Craig, then he would beneficially own 380,250 shares of Common Stock constituting beneficial ownership of 4.8% of the Common Stock.

(11) Includes shares issuable upon exercise of Dividend Warrants (4,000) and options expiring June 30, 2006 (15,000), having an exercise price of $.40 per share ("2001 Options").

(12) Includes 66,182 shares that are issuable as a director's fee for 2001 and 2000 that have not as yet been issued.

(13) Includes 220,000 shares issuable upon exercise of 2001 Options and 13,636 shares that are issuable as a director's fee for 2001 that have not as yet been issued.

(14) Includes 20,000 shares issuable upon exercise of 2001 Options and 13,636 shares that are issuable as a director's fee for 2001 that have not as yet been issued.

(15) Consists of 20,000 shares issuable upon exercise of 2001 Options and 3,146 shares that are issuable as a director's fee for 2001 that have not as yet been issued.

(16) Includes shares issuable upon exercise of stock options (375,000), Dividend Warrants (7,750) and shares as to which executive officers and directors are otherwise entitled but have not as yet been issued (296,600). Also includes the following shares that are beneficially owned by Coast Capital, of which Mr. Craig is the managing director and the sole member: 1,500,000 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006 and 284,090 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. If the number of shares that are beneficially owned by Coast Capital are not included in the amount beneficially owned by the officers and directors, then they would beneficially own 825,872 shares constituting beneficial ownership of 10.0% of the Common Stock. The amount set forth does not include any amount owned by Mr. Owens who is included in the Table as a Named Executive Officer, but who was not an executive officer or director of the Company as of March 15, 2002. The amount set forth does not include any shares held by Herbert M. Pearlman or David S. Lawi, neither of whom, as of March 15, 2002, was an officer or director of the Company. The amount set forth also does not include any amounts owned by Helm. If shares owned by Messrs. Pearlman, Lawi and Helm are also included in such shares, then the directors and officers as a group would beneficially own 4,968,151 shares constituting beneficial ownership of 46.2% of the Common Stock (See Footnote 4).

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000 management of Helm provided various administrative, managerial, financial, legal and accounting services to the Company for which the Company was charged direct costs and expenses. Certain indirect administrative and managerial costs were allocated to the Company based upon certain formulas which management deems to be reasonable. During 2000 the Company paid approximately $60,000 to Helm on account of these services. Messrs. Pearlman and Lawi (who were officers and directors of the Company during 2000 and during 2001 until April and who currently beneficially own, or could be deemed to beneficially own, in excess of over five percent of the Company's common stock) and Stieglitz are or were, at the time, officers and/or directors of Helm. Mr. Murphy was also an officer of Helm during 2000. Helm owns approximately 14% of the Common Stock of the Company.

On January 15, 2000, the Company prepaid $650,000 principal amount of its outstanding 10% Convertible Debentures, Series A, due June 30, 2001, plus accrued interest. The purpose of the prepayment was to reduce indebtedness which carried a high rate of interest. Each of Messrs. Pearlman and Lawi held $200,000 principal amount of these 10% Debentures.

In August 2000, the Company's Board of Directors retained a new president and authorized the Company to embark on a strategic new initiative to provide structured capital for small and mid-sized enterprises. During 2000 and 2001 the Company purchased participations in third party accounts receivables that had been factored, and a loan extended by affiliated finance companies. Messrs. Pearlman and Lawi are, and until July 2001, Mr. Murphy was, an officer and/or director of one or more of such affiliated entities. Mr. Craig is an officer, director and/or managing director of each such affiliated entity, one of which is Coast Capital Partners, L.L.C. ("Coast Capital"), the beneficial owner of over five percent of the Company's common stock of which Mr. Craig is the managing director and sole member. The enterprises with respect to which the affiliated finance companies extended loans or factored accounts receivable are engaged in various service and distribution businesses. The terms of the accounts receivable that were purchased pursuant to the factoring facilities required payment typically within 30 to 90 days from the date of the invoice giving rise to the receivable. The Company's participation in the factoring facilities was structured such that the Company's participation was paid a monthly return of 1.25% and was repaid before the payment to others who might have participated in the funding of such receivables. In the fourth quarter of 2001, the Company acquired all of such affiliated entity's interest in the factoring facilities and factored accounts receivable, which gross amount totaled approximately $1,639,000 on the date of acquisition and all of such affiliated entity's interest in a loan facility extended to one borrower in the principal amount of approximately $600,000. The loan facility bears interest at a rate of 16% per annum. At the time of the purchase, the Company had provided all of the funding for such factoring facilities and the loan via its participation arrangements. In consideration for the transfer and assignment of the loan, the factoring facilities and accounts receivable, the Company and the affiliated entities mutually released each other from any further obligations with respect to the participation agreements and the Company agreed to assume the affiliated entities' obligations under the applicable factoring agreements and credit facility. In addition, the Company acquired the right to utilize, if it elected to do so, the name of the affiliated factoring entity while assuming the affiliated factoring entity's obligations with respect to operating leases and accrued vacation time of such entity's employees.

On April 25, 2001 the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital. $750,000 principal amount of such notes bear interest at an annual rate equal to 11% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.50 per share (the "Series A 11% Convertible Notes"). $250,000 principal amount of such notes bear interest at an annual rate equal to 13% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.90 per share (the "Series A 13% Convertible Notes;" collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the "Notes"). The conversion prices are subject to adjustment for certain dilutive events. Both Notes are due on March 31, 2006 and the Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The Notes are secured by a security interest in all of the Company's personal property and are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The purchase price for the Notes was equal to their face amount.

In connection with Coast Capital's purchase of the Notes, and in contemplation of the Company's transition to a finance company following the disposition of the Company's remaining manufacturing operations, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and as officers of the Company. The vacancies created on the Board by their resignations were filled by Messrs. Vogel and Werblin. Pursuant to an agreement with the Company, Coast Capital was entitled to nominate at least one additional director to the Company's Board of Directors to be included in the nominees to be submitted to the Company's stockholders at its first Annual Meeting of Stockholders following its purchase of the Notes. Mr. Albanese was Coast Capital's additional nominee as a director, and he was elected a director of the Company at the Company's Annual Meeting of Stockholders held on October 24, 2001. Simultaneous with Coast Capital's purchase of the Notes, it entered into a stockholders agreement with Messrs. Pearlman and Lawi and Helm, of which Messrs. Pearlman and Lawi are, or were at the time, officers and directors, which provides that until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees recommended by Coast Capital.

Coast Capital had agreed with the Company to invest, or otherwise obtain, on or before March 31, 2002, an additional $750,000 in capital for the Company (including, as a possibility, obtaining a credit facility for the Company providing for borrowings of up to such amount) on such terms as the Company and Coast Capital agree so long as there is no default under the Notes and no "change of control" (as defined in the Notes) has occurred. This Agreement was fulfilled when the Company's over eighty percent owned subsidiary, Equinox Business Credit Corp. ("Equinox"), closed on a $20,000,000 credit facility with Foothill Capital Corp. in December 2001.

On September 28, 2001, the Company concluded the sale of its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), to a company controlled by Chemtrusion's then president, Scott Owens. The sale price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000 payable in twenty equal quarterly principal payments with the final payment due September 30, 2006 (which was subsequently exchanged for $200,000 cash, plus accrued and unpaid interest through the date of prepayment as a post-closing adjustment), and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating its facility located in Jeffersonville, Indiana through December 31, 2006.

During the fourth quarter of 2001 and the first quarter of 2002 the Company invested $215,000 and $70,000, respectively, in participations in a credit facility initiated by Coast Capital to an entity in the television and film production and distribution business. The Company is entitled to interest on its investment of 18% per annum (which is the same interest rate paid on the loans that are extended) and an additional enhancement fee equal to 10% of the revenues from a specified television series and a specified film (which enhancement fee is shared by the Company with Coast Capital pro rata in proportion to their investments in the loans that are funded). The credit facility provides for aggregate loans of up to $450,000 which loans are required to be repaid by April 30, 2003. On March 4, 2002, Coast Capital's loan was $420,000.

In the first quarter of 2002, the Company invested an aggregate of $165,000 in participations in certain revenue streams in which Coast Capital (through a wholly-owned subsidiary) had invested. The revenue streams are derived from specified films produced and distributed by the same entity in the television and film production and distribution business to whom Coast Capital has extended the $450,000 credit facility described above. As of March 15, 2002, a total of approximately $400,000 had been invested by Coast Capital in these revenue streams, including the Company's $165,000 participation. The Company's participation was used to fund the entire investment in a certain group of films. Pursuant to its participation, the Company is entitled to be repaid all amounts it has invested in the films, after the distribution entity's deduction of a 25% distribution fee. After the Company has recouped all of the amounts it has invested in the films, the remaining revenues from the films are shared equally with the distribution entity, subject to the Company receiving a return on its investment equal at 24% per annum. The distribution company for these films had established a factoring relationship with the Company's factoring division through which the accounts receivable derived from the exploitation of all of these films are factored by the Company.

In December 2001, Herbert M. Pearlman extended a short-term loan of $100,000 to the Company. The outstanding principal amount of the loan bears interest at a rate of 18% per annum and is to be repaid in full on or before June 30, 2002. In connection with his investment, Mr. Pearlman received 10,000 warrants ("Warrants"), each having an exercise price of $.25 per share and expiring December 31, 2006, which expiration date may be extended if the closing sales price of the Company's common stock has not been at least $.90 per share for thirty consecutive days during which time the shares underlying the Warrants are registered for resale under Federal Securities Laws. Mr. Pearlman has the option, at any time on or before March 31, 2002, to exchange his short-term loan for a $100,000 participation in a production financing loan made by the Company; in the event Mr. Pearlman exercises such option he will be entitled to retain his 10,000 Warrants.

Lee Albanese is a partner in the law firm of St. John & Wayne, L.L.C. During 2000 and 2001, the Company and its subsidiary, Equinox Business Credit Corp. ("Equinox"), have from time-to-time retained such firm to provide legal services, and the Company and Equinox expect from time-to-time to retain such firm to provide such services in the future.

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (A)   (1) FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
            Report of Independent Certified Public
            Accountants ......................................      F-2

            Consolidated Balance Sheet as of
            December 3l, 2001 ................................      F-3

            Consolidated Statements of Loss for
            the years Ended December 3l, 2001 and 2000 .......      F-4

            Consolidated Statements of Comprehensive
            Loss for the Years Ended December
            3l, 2001 and 2000 ................................      F-5

            Consolidated Statements of Shareholders' Equity
            for the Years Ended December 31, 2001 and 2000 ...      F-6

            Consolidated Statements of Cash Flows for the
            Years Ended December 3l, 2001 and 2000 ...........      F-8

            Notes to Consolidated Financial Statements .......      F-9 to F-18

      (2)   EXHIBITS

                                                                                             FILED AS AN
                                                                                            EXHIBIT TO THE
                                                                                              COMPANY'S
                                                                                              [DOCUMENT]
NUMBER                                 DESCRIPTION                                        OR FILED HEREWITH
------                                 -----------                                        -----------------
3.1         Restated Certificate of Incorporation dated March 22, 1999                       1998 10-KSB

3.2         Certificate of Amendment of Certificate of Incorporation, dated
            November 13, 2001                                                              Filed Herewith

3.3         By-Laws, as amended and restated on January 8, 1998                              1997 10-KSB

4.1         Form of Series A 11% Convertible Senior Subordinated Secured Note                2000 10-K

4.2         Form of Series A 13% Convertible Senior Subordinated Secured Note                2000 10-K

10.1        The Company's 1997 Employee Stock Option Plan, as amended                      Filed Herewith

10.2        Note Purchase Agreement, dated as of April 25, 2001, between the
            Company and Coast Capital Partners, L.L.C.                                       2000 10-K

10.3        Stockholders Agreement, dated April 25, 2001, among Herbert M.
            Pearlman, David S. Lawi, Helm Capital Group, Inc., Helm Ventures,
            Inc., Coast Capital Partners, L.L.C., and the Company                            2000 10-K

10.4        Employment Agreement, dated April 25, 2001, between Herbert M.
            Pearlman and the Company                                                         2000 10-K

10.5        Employment Agreement, dated April 25, 2001, between Walter M. Craig,
            Jr., and the Company                                                             2000 10-K

10.6        Loan and Security Agreement, dated as of December 19, 2001, by and among Equinox Business Credit Corp., and Foothill Capital
            Corporation and First Amendment thereto Dated March 1, 2002                    Filed Herewith

10.7        Stock Purchase Agreement, dated as of September 28, 2001, among
            Compounding Innovation, Inc., Chemtrusion, Inc., and BPI Liquidation
            Corp.                                                                          Filed Herewith

10.8        Memorandum of Understanding, dated as of September 28, 2001, by and
            between BPI Liquidation Corp., and Chemtrusion Inc.                            Filed Herewith

10.9        Non-Qualified Stock Option Agreement, effective October 24, 2001, between Allen Vogel and the Company with respect to 200,000 shares
            of common stock                                                                Filed Herewith

22.1        Subsidiaries: Equinox Business Credit Corp., a Delaware corporation

23.1        Consent of BDO Seidman, LLP to incorporation by reference of their             Filed Herewith
            opinion into filed registration statements

(b) REPORTS ON FORM 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2002.

                                        EQUIFIN, INC.


                                        By: /s/ Walter M. Craig, Jr
                                            ------------------------------------
                                            Walter M. Craig, Jr.
                                            President,
                                            Chief Executive Officer


                                        By: /s/ Daniel T. Murphy
                                            ------------------------------------
                                            Daniel T. Murphy
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter M. Craig, Jr.        Chairman of the Board          March 27, 2002
----------------------------
Walter M. Craig, Jr.


/s/ Daniel T. Murphy            Director                       March 27, 2002
----------------------------
Daniel T. Murphy


/s/ Allen H. Vogel              Director                       March 27, 2002
----------------------------
Allen H. Vogel


/s/ John Stieglitz              Director                       March 27, 2002
----------------------------
John Stieglitz


/s/ Lee A. Albanese             Director                       March 27, 2002
----------------------------
Lee A. Albanese


/s/ Thomas D. Werblin           Director                       March 27, 2002
----------------------------
Thomas D. Werblin

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.) CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants ............................................       F-2

         Consolidated Balance Sheet as of December 31, 2001 ............................................       F-3

         Consolidated Statements of Loss for the Years Ended
             December 31, 2001 and 2000.................................................................       F-4

         Consolidated Statements of Comprehensive Loss
             for the Years Ended December 31, 2001 and 2000.............................................       F-5

         Consolidated Statements of Shareholders' Equity
             for the Years Ended December 31, 2001 and 2000 ............................................       F-6 & 7

         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2001 and 2000 ................................................................       F-8

         Notes to Consolidated Financial Statements.....................................................       F-9-F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
   EquiFin, Inc. (formerly InterSystems, Inc.)

We have audited the accompanying consolidated balance sheet of EquiFin, Inc. (formerly InterSystems, Inc.) as of December 31, 2001, and the related consolidated statements of loss, comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, in 2001 the Company sold the capital stock of its subsidiary, Chemtrusion, Inc., which represented the custom compounding services segment of the Company. Accordingly, the accompanying consolidated financial statements presents Chemtrusion, Inc. as a discontinued operation for all periods presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EquiFin, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        BDO Seidman, LLP

Houston, Texas
March 20 2002

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                ASSETS (NOTE 3)

Cash and cash equivalents ......................................      $   459
Finance receivables,  net (Note 2) .............................        2,092
Marketable equity securities ...................................           20
Note receivable, sale of InterSystems Nebraska (Note 10) .......          500
Receivable, sale of Chemtrusion (Note 10) ......................        2,001
Loan to affiliate ..............................................           26
Prepaid expenses and other .....................................           56
Deferred loan cost .............................................          724
Other assets ...................................................           23
                                                                      -------

                                                                      $ 5,901
                                                                      =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable (Note 4) .........................................      $ 1,175
Accounts payable ...............................................          118
Accrued expenses (Note 4)
   Loan financing fees .........................................          301
   Loan closing fee ............................................          200
   Other .......................................................          285
Customer deposits ..............................................           20
Liability for severance benefits (Note 10) .....................        1,305
Reserve for discontinued operations (Note 10) ..................          175
                                                                      -------

       Total Liabilities .......................................        3,579
                                                                      -------

Commitments and Contingencies (Notes 8 and 9)

Shareholders' Equity (Note 8):
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding .......................           --
    Common stock, $.01 par value, 20,000 shares authorized;
       7,926 shares issued and 7,597 outstanding ...............           79
    Additional paid-in capital .................................        7,992
    Deficit ....................................................       (5,464)
    Common stock issuable - 200 shares .........................           46
    Note receivable - sale of common stock .....................          (46)
    Treasury stock, 329 shares at cost .........................         (285)
                                                                      -------

       Total Shareholders' Equity ..............................        2,322
                                                                      -------

                                                                      $ 5,901
                                                                      =======

           See accompanying notes to consolidated financial statements

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                         CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     2001         2000
                                                                                   -------      -------
Revenue - interest earned ....................................................     $   330      $    44
                                                                                   -------      -------

Selling, general and administrative expenses .................................       1,137          504
Interest income ..............................................................         (68)        (200)
Interest expense (Note 4) ....................................................         102           30
Loss on marketable equity securities for other than temporary
   decline in market value ...................................................          89          106
Other ........................................................................         (24)         (36)
                                                                                   -------      -------
                                                                                     1,236          404
                                                                                   -------      -------
       Loss from continuing operations .......................................        (906)        (360)
                                                                                   -------      -------

Discontinued operations (Note 10):
    Income (loss) from discontinued operations ...............................          73         (245)
    Loss on disposal .........................................................      (3,194)        (190)
                                                                                   -------      -------
       Loss from discontinued operations .....................................      (3,121)        (435)
                                                                                   -------      -------

       Net Loss ..............................................................     $(4,027)     $  (795)
                                                                                   =======      =======

    Net income (loss) per common share (Note 1):
       Basic and assuming dilution:
         Continuing operations ...............................................     $  (.12)     $  (.05)
         Income (loss) from discontinued operations ..........................         .01         (.03)
         Loss on disposal ....................................................        (.42)        (.03)
                                                                                   -------      -------

                                                                                   $  (.53)     $  (.11)
                                                                                   =======      =======

Weighted average number of common shares
  outstanding - basic and assuming dilution ..................................       7,597        7,569
                                                                                   =======      =======

           See accompanying notes to consolidated financial statements

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              -------      -----
Net loss ................................................     $(4,027)     $(795)

Other comprehensive loss:
   Unrealized loss on available-for-sale securities .....         (40)        (5)
   Add: reclassification adjustment for other than
        temporary decline in market value ...............          89        106
                                                              -------      -----
Comprehensive loss ......................................     $(3,978)     $(694)
                                                              =======      =====

           See accompanying notes to consolidated financial statements

                                                                                               ACCUMULATED
                                                                                                     OTHER
                                                           COMMON STOCK        ADDITIONAL    COMPREHENSIVE
                                                       ---------------------      PAID-IN           INCOME
                                                         SHARES       AMOUNT      CAPITAL           (LOSS)
                                                       ---------      ------   ----------    -------------
Balance at January 1, 2000 ....................        7,925,989        $79        $7,992           $(150)

Treasury stock issued for directors' fees .....               --         --            --              --
Purchase of treasury stock ....................               --         --            --              --
Unrealized loss on available-for-sale
   securities .................................               --         --            --              (5)
Reclassification adjustment for other than
   temporary decline in market value ..........               --         --            --             106
Net loss ......................................               --         --            --              --
                                                       ---------        ---        ------           -----

Balance at December 31, 2000 ..................        7,925,989         79         7,992             (49)

Unrealized loss on available for
  sale securities .............................               --         --            --             (40)
Reclassification adjustment for other than
  temporary decline in market value ...........               --         --            --              89
Net loss ......................................               --         --            --              --
                                                       ---------        ---        ------           -----

Balance at December 31, 2001 ..................        7,925,989        $79        $7,992           $  --
                                                       =========        ===        ======           =====

           See accompanying notes to consolidated financial statements

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      TREASURY STOCK             TOTAL
                                                                  ----------------------      SHAREHOLDERS'
                                                  DEFICIT          SHARES         AMOUNT         EQUITY
                                                  -------         -------         ------      -------------
Balance at January 1, 2000 ....................  $  (642)         356,794         $(299)        $ 6,980

Treasury stock issued for directors' fees .....       --          (37,069)           19              19
Purchase of treasury stock ....................       --            9,200            (5)             (5)
Unrealized loss on available-for-sale
   securities .................................       --               --            --              (5)
Reclassification adjustment for other than
   temporary decline in market value ..........       --               --            --             106
Net loss ......................................     (795)              --            --            (795)
                                                 -------          -------         -----         -------

Balance at December 31, 2000 ..................   (1,437)         328,925          (285)          6,300

Unrealized loss on available for
  sale securities .............................       --               --            --             (40)
Reclassification adjustment for other than
  temporary decline in market value ...........       --               --            --              89
Net loss ......................................   (4,027)                                        (4,027)
                                                 -------          -------         -----         -------

Balance at December 31, 2001 ..................  $(5,464)         328,925         $(285)        $ 2,322
                                                 =======         ========         =====         =======

          See accompanying notes to consolidated financial statements.

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                    (Note 11)

                                                                        2001         2000
                                                                      -------      -------
Cash flows from operating activities:
  Net loss ......................................................     $(4,027)     $  (795)
                                                                      -------      -------
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Loss on disposal of Chemtrusion ...........................       3,194           --
      Loss on marketable equity securities for other than
          temporary decline in market value .....................          89          106
      Provision for loan losses .................................         175           50
      Loss on disposal of InterSystems Nebraska .................          --          190
  Net assets of discontinued operation ..........................          --       (1,077)
      Changes in assets and liabilities:
        Decrease (increase) in:
                Prepaid and other Assets ........................          (7)          --
           Increase (decrease) in:
                Accounts payable and accrued expenses ...........         161         (380)
                Liability for severance benefits ................         (52)          --
                Reserve for discontinued operations .............        (700)        (230)
                                                                      -------      -------
      Total adjustments .........................................       2,860       (1,341)
                                                                      -------      -------
      Net cash used in operating activities .....................      (1,167)      (2,136)
                                                                      -------      -------
Cash flows from investing activities:
  Customer deposit ..............................................          20           --
  Loan to affiliate .............................................          13          (37)
  Cash received from escrow .....................................          --          250
  Proceeds from receivable, sale of Chemtrusion .................         149           --
  Cash received on sale of Chemtrusion ..........................         600           --
  Finance receivables ...........................................      (1,217)      (1,100)
                                                                      -------      -------
          Net cash used in investing activities .................        (435)        (887)
                                                                      -------      -------
Cash flows from financing activities:
  Proceeds from notes payable ...................................       1,125           50
  Payment of loan financing costs ...............................        (223)          --
  Payment of subordinated debentures ............................          --         (646)
  Purchase of treasury stock ....................................          --           (5)
                                                                      -------      -------
          Net cash provided by (used in) financing activities ...         902         (601)
                                                                      -------      -------

Net increase (decrease) in cash and cash equivalents ............        (700)      (3,624)

 Cash and cash equivalents, beginning of year ...................       1,159        4,783
                                                                      -------      -------
Cash and cash equivalents, end of year ..........................     $   459      $ 1,159
                                                                      =======      =======

          See accompanying notes to consolidated financial statements.

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of EquiFin, Inc. (formerly InterSystems, Inc.), a Delaware corporation and its Subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company provides various forms of structured credit to small and mid-sized business enterprises, which presently is in the form of accounts receivable funding and senior secured loans.

      Effective September 28, 2001, the Company sold Chemtrusion, Inc., a wholly-owned subsidiary engaged in the plastic compounding business. Accordingly, the accompanying consolidated financial statements present Chemtrusion as a discontinued operation for all periods presented (See Note 10).

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

      The Company's financial instruments include time deposits, factored receivables and loans, notes receivable and long-term debt. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of factored receivables and loans. Concentration of credit risk with respect to factored receivables is limited because receivables are purchased from enterprises engaged in diverse service and distribution businesses. Based on the historical collection percentages on these receivables, the risk of loss is limited. Loans are structured to provide adequate collateral in the event of a customer default.

REVENUE RECOGNITION

      Fees on factored receivables are recognized as income when the account is funded to the customer. Additional fees incurred by the customer for accounts not collected within normal credit terms are not recognized until the accounts are collected.

      Interest on loans and participations is accrued monthly based on the stated interest rate.

CREDIT LOSSES

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio.

MARKETABLE EQUITY SECURITIES

      The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has classified its marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 2001, the Company had marketable securities totaling $19,500. During the fourth quarters of 2001 and 2000, the Company determined that certain marketable equity securities had an other than temporary decline in market value. Accordingly, a loss on marketable equity securities of $89,000 and $106,000, respectively, was recorded in the accompanying statement of operations.

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED LOAN COST

      Deferred loan costs are amortized over a period of three years, the term of the Company's credit facility.

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

      For the year ended December 31, 2001 and 2000, there was no adjustment to weighted average number of common shares used in diluted earnings (loss) per share because the stock options and warrants outstanding and convertible debt were anti-dilutive.

      For the year ended December 31, 2001, there was no adjustment to income available to common shareholders used in computing earnings per share assuming dilution because the convertible subordinated debentures were anti-dilutive.

      For the years ended December 31, 2001 and 2000, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect, those securities are as follows (in thousands):

                                                                 2001      2000
                                                                -----     -----
            Stock options .................................     1,875       800
            Stock warrants ................................     1,980     1,825
            Shares issuable on conversion of debentures ...     1,778        --
                                                                -----     -----
                                                                5,633     2,625
                                                                =====     =====

STOCK OPTIONS AND WARRANTS

      The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS Statement 123, "Accounting for Stock-Based Compensation" (see Note 8(a)).

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

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported amounts of revenues and expenses during the reported periods. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

NOTE 2 - FINANCE RECEIVABLES AND ALLOWANCE FOR LOSSES

      Finance receivables as of December 31, 2001, consisted of the following (in thousands):

      Factored accounts receivable ................     $ 1,505
      Secured loan ................................         525
      Participation in purchased receivables ......          72
      Participation in film production funding ....         215
                                                        -------
                                                          2,317
      Allowance for loan losses ...................        (225)
                                                        -------
                                                        $ 2,092
                                                        =======

      At December 31, 2001, the company had an investment in factored receivables of $1,505,000 which represented approximately $1,557,000 of gross receivables which were sold by unaffiliated companies located throughout the United States, which are engaged in various service and distribution businesses. Terms of the purchased receivables require payment typically within thirty to sixty days from invoice date. The Company acquired these factoring facilities during the fourth quarter of 2001, at participation carrying value, from The Mezzanine Financial Fund, L.P., an affiliated entity which, at the time of acquisition, had been providing all of the funding for such facilities through participations by the Company.

      The participation in film production funding of $215,000 is a participation in a credit facility initiated by Coast Capital, of which Walter
M. Craig, Jr., the Company's President, is the managing director and member, to an entity in the television and film production and distribution business. The Company is entitled to interest on its investment of 18% per annum (which is the same interest rate on the loans extended) and an additional enhancement fee equal to 10% of the revenues from a television series and a film (which is shared with Coast Capital pro-rata in proportion to the investment in the loan). An additional $70,000 was invested in the first quarter of 2002. The loan outstanding by Coast Capital was $420,000 at March 4, 2002, and the credit facility provides for loans of up to $450,000 which are required to be repaid by April 30, 2003.

      At December 31, 2001, contractual maturities of finance receivables were as follows (in thousands):

                                              2002      2003     2004      2005      Total
                                             ------     ----     ----     ------     ------
Factored accounts receivable                 $1,505     $ --     $ --     $   --     $1,505
Secured loan                                     76      156      156        137        525
Participation in purchased receivables           --       72       --         --         72
Participation in film production funding         --      215       --         --        215
                                             ------     ----     ----     ------     ------

                                             $1,581     $443     $156     $  137     $2,317
                                             ======     ====     ====     ======     ======

At December 31, 2001, the Company had loans to two entities, related through common ownership, equal to $740,000 or 32% of the finance receivables.

NOTE 3 - LOAN AND SECURITY AGREEMENT

      In December 2001, Equinox Business Credit Corp. ("Equinox"), a subsidiary of the Company, entered into a Loan and Security Agreement with Foothill Capital Corporation, which provides for advances of up to $20,000,000. The agreement provides for interest at the prime rate plus 1.25% (equal to 6% at December 31, 2001) and an unused line fee of .25% per annum. Equinox is permitted to borrow up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined. Under the terms of the agreement,

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equinox must maintain tangible net worth (including subordinated debt) of $2,500,000 through April 30, 2002, and gradually increasing from $2,600,000 to $3,000,000 at August 1, 2002, a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than
1.1 to 1, increasing to 1.25 to 1 beginning April 2004. Equinox incurred $724,000 of costs in connection with the agreement which is being amortized over three years.

      All the assets and the capital stock of Equinox are pledged to secure the agreement, which is also guaranteed by the Company. The agreement matures December 31, 2004. There were no borrowings under this credit facility at December 31, 2001; $2,865,000 was outstanding at March 26, 2002.

NOTE 4 - NOTES PAYABLE

      Notes payable consisted of the following at December 31, 2001 (in thousands):

            11% Subordinated Notes due September 30, 2006 ....     $   25,000

            12% Senior Notes due December 31, 2005 ...........         50,000

            11% Convertible Note due March 31, 2006 ..........        750,000

            13% Convertible Note due March 31, 2006 ..........        250,000

            18% Note due March 31, 2006 ......................        100,000
                                                                   ----------

                                                                   $1,175,000
                                                                   ==========

      In December 2001, the company commenced a private placement of up to $1,500,000 of 11% subordinated notes due September 30, 2006. A purchaser of the Notes is entitled to half a warrant for each dollar of Notes purchased. Each full Warrant entitles the holder to purchase a share of the Company's common stock for $.25 per share. The Warrants expire December 31, 2006, and are redeemable by the Company, at $.05 per warrant, if the closing price of the common stock exceeds $1.25 for thirty consecutive days during which time the shares underlying the Warrants are registered for public sale. The Notes provide for additional interest equal to 10% of the annual pre-tax profits of the Company's subsidiary, Equinox Business Credit Corp., on a pro-rata basis based on a total of $1,500,000 Notes outstanding. If the timely payment of additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by the Company's senior lender, the Company will pay interest in kind through the issuance of additional 11% notes. In the first quarter of 2002, $434,000 principal amount of notes were sold.

      In April 2001, the Company sold an aggregate of $1,000,000 principal amount of Convertible Notes to Coast Capital Partners, L.L.C. ("Coast Capital"), of which Walter M. Craig, Jr., the Company's President, is the managing director and sole member. $750,000 principal amount is convertible into common stock at $.50 per share and $250,000 principal amount is convertible at $.90 per share, subject to anti-dilution adjustments. The Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The notes are subordinated to indebtedness due to the Company's lending institution. Interest of $19,167 was paid on the notes during 2001 and $57,000 is payable at December 31, 2001.

      In December 2001, Herbert M. Pearlman extended a short-term loan of $100,000 to the Company. The outstanding principal amount of the loan bears interest at a rate of 18% per annum. In connection with his investment, Mr. Pearlman received 10,000 warrants ("Warrants"), each having an exercise price of $.25 per share and expiring December 31, 2006. Mr. Pearlman has the option, at any time on or before March 31, 2002, to exchange his short-term loan for a $100,000 participation in a film production financing loan made by the Company. In the event Mr. Pearlman exercises such option, he would retain his 10,000 Warrants. Mr. Pearlman also has the option of exchanging his investment as of the end of the second quarter 2002 for a 11% subordinated note (a "Note") issued by the Company in the private placement referred to above and 40,000 additional Warrants.

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Future maturities of notes payable at December 31, 2001, are: 2002 - $100,000; 2005 - $50,000 and 2006 - $1,025,000

NOTE 5 - INCOME TAXES

      Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

      Net deferred income tax asset (liability) consisted of the following at December 31, 2001 (in thousands):

                                                                              2001
                                                                            -------
      Net operating loss carryforwards ................................     $ 1,482
      Expenses accrued for financial reporting purposes not deducted
         for tax purposes .............................................         653

      Deferred tax asset ..............................................       2,135
      Valuation allowance .............................................      (1,455)
                                                                            -------

      Net deferred tax asset ..........................................         680
      Deferred tax liability - receivable, sale of Chemtrusion ........        (680)
                                                                            -------

      Net deferred income tax asset (liability) .......................     $    --
                                                                            =======

      At December 31, 2001, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

      For the years ended December 31, 2001 and 2000, the income tax expense (benefit) differs from the amount of income tax expense determined by applying the statutory income tax rate to pre-tax income as follows (in thousands):

                                                          2001       2000
                                                        -------      -----
      Statutory rate ..............................     $(1,369)     $(243)
      Increase (decrease) in valuation allowance ..         982        196
      Adjustment to prior years net operating
          loss carryforwards ......................         369         --
      Other - net .................................          18         47
                                                        -------      -----
                                                        $    --      $  --
                                                        =======      =====

      As of December 31, 2001, the Company had for income tax purposes, net operating loss carryforwards of approximately $4,359,000, which expire in years through 2021.

      During the year ended December 31, 2001, the Company utilized a net operating loss carryforward, primarily related to a taxable gain on the sale of Chemtrusion, of approximately $1,478,000 which reduced income tax expense by approximately $503,000.

NOTE 6 - SUBORDINATED DEBENTURES

      At December 31, 1999, the Company had 10% convertible subordinated debentures outstanding totaling $646,000. On January 15, 2000, the debentures were retired for face value with proceeds received from the sale of InterSystems Nebraska.

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

      (a) Helm Capital Group, Inc. ("Helm"), which owns 15% of the Company's outstanding common stock, provided the Company with various managerial and administrative functions and services for which the Company was charged direct costs and expenses. Certain indirect administrative and managerial costs were allocated to the Company based on certain formulas which management deems to be reasonable. The allocations charged to the Company totaled $20,000 for the four months ended April 30, 2001, and $60,000 for the year ended December 31, 2000, respectively. The allocations to the Company terminated with the signing of new employment agreements with Messrs. Pearlman and Lawi as discussed in Note 9(a). In addition, on the sale of InterSystems Nebraska, the Company paid Helm approximately $76,000 (which represented the same multiple of earnings paid to the Company) in full settlement of a royalty agreement.

      (b) See Note 4 for information regarding related party notes payable.

NOTE 8 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

      (a) During 1997, the Company adopted the "1997 Stock Option Plan", whereby options to purchase up to 635,000 shares of the Company's common stock may be granted to employees at the market value of the common stock on the date of the grant. Of these options, 500,000 may be granted as incentive stock options, as defined by the Internal Revenue Code, and 135,000 may be granted as non-qualified stock options. Options are exercisable for a term of five years and vest at a rate of 33% per year. In 2001, the plan was amended to provide for the issuance of up to 875,000 options.

      The Company has elected to continue to account for stock options issued to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" (APB Opinion 25). During the year ended December 31, 2001, all options issued to employees were granted at an exercise price which equaled or exceeded the market price per share at date of grant, accordingly, no compensation was recorded. No options were granted during the year ended December 31, 2000.

      SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common shareholders and net income
(loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 as follows:

                                                                  2001
                                                               -------
      Dividend yield..................................              0%
      Expected volatility.............................           17.9%
      Risk free interest..............................           4.66%
      Expected lives..................................         8.7 yrs

      Under the accounting provisions of SFAS Statement 123, the Company's net income (loss) applicable to common shareholders and income (loss) per share for 2001 and 2000 would have been decreased to the pro forma amounts indicated below:

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net loss applicable to common shareholders (in thousands):

                                                   2001          2000
                                               --------      --------
         As reported .....................     $ (4,027)     $   (795)
                                               ========      ========
         Pro forma .......................     $ (4,039)     $   (797)
                                               ========      ========

      Net loss per share:
         Basic and assuming dilution:
            As reported ..................     $   (.53)     $   (.11)
                                               ========      ========
            Pro forma ....................     $   (.53)     $   (.11)
                                               ========      ========

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

      A summary of the status of the Company's stock options to employees issued under the stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                       2001                          2000
                                            ----------------------        ----------------------
                                                          Weighted                      Weighted
                                                           Average                       Average
                                                          Exercise                      Exercise
                                              Shares         Price          Shares         Price
                                            --------      --------        --------      --------
      Outstanding at
        beginning of year ..........         285,000         $1.50         350,000         $1.50
      Granted ......................         665,000           .45              --            --
      Surrendered ..................              --            --         (45,000)         1.50
      Repurchased ..................              --            --         (20,000)         1.50
      Expired ......................        (205,000)         1.44              --            --
                                            --------         -----        --------         -----
      Outstanding at
       end of year .................         745,000         $ .56         285,000         $1.50
                                            ========         =====        ========         =====
      Options exercisable
        at year-end ................         630,000         $ .60         276,666         $1.50
                                            ========         =====        ========         =====
      Weighted average fair
       value of options granted
       during the year .............                         $ .02                         $  --
                                                             =====                         =====

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                       Weighted
                                        Average
                                      Remaining       Weighted                      Weighted
                          Number    Contractual        Average         Number        Average
         Exercise    Outstanding           Life       Exercise    Exercisable       Exercise
            Price    At 12/31/01         (Years)         Price    at 12/31/01          Price
      -----------    -----------    ------------      --------    -----------       --------
      $      1.50         80,000            .67        $  1.50         80,000        $  1.50
      $       .75         15,000           9.25        $   .75             --        $    --
      $       .50        500,000           8.13        $   .50        450,000        $   .50
      $       .25        150,000           9.25        $   .25        100,000        $   .25
                         -------                                      -------
      $.25 - 1.50        745,000           6.65        $   .56        630,000        $   .60
                         =======                                      =======

      In accordance with SFAS Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

      In addition to grants under the plan, the Company issued 615,000 non-plan options to employees in 2001 at prices ranging from $.25 to $.40, market price at date of grant. The value of the options was diminimus. 334,970 options are exercisable at December 31, 2001; 95,030 become exercisable through June 2006 and 185,000 become exercisable in September 2010 subject to earlier exercise based on earnings thresholds.

      In the fourth quarter of 2001, Warrants to purchase 225,000 shares of Common Stock at $.50 per share, expiring December 18, 2006, and 80,000 shares of Common Stock at $.40 per share, expiring December 18, 2007, were issued to consultants for services related to debt financing. The value of the warrants was diminimus.

      During 1997, the Company issued 560,000 stock warrants to consultants for services rendered and debt financing. These warrants have exercise prices ranging from $1.00 to $1.375 and expire through July 2002. At December 31, 2001, none of these options have been exercised.

      (b) In June 1993, the Company granted to its then President, options to purchase 200,000 shares of common stock at an exercise price of $2 and an additional 200,000 shares at an exercise price of $3. These options vested 50% on the first anniversary and 25% in each of the next two anniversaries and were exercisable at any time through June 1998. No options had been exercised as of June 1998. During 1998, these options were repriced with an exercise price of $2.25 and $2.75 and the exercisable date was extended through June 2003. No options have been exercised as of December 31, 2001. These modifications constitute a new issuance of options in accordance with APB opinion 25. The modified exercise price equaled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

      (c) In October 2001, the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants from December 31, 2001, until December 31, 2002, and to lower the exercise price of these warrants from $2.00 per share to $1.25 per share. The Company, in August 1999, had previously extended the expiration date of the warrants from December 31, 1999, to December 31, 2001, and lowered the exercise price from $3.50 per share to $2.00 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 2001, there were 1,114,852 public warrants outstanding. The incremental value of the warrants on the date of the modification was immaterial.

      (d) At December 31, 2001, shares reserved for future issuance are as follows:

                                                                   Shares
                                                                  ---------
            Shares reserved for stock option plan .............     130,000
            Stock options outstanding .........................   1,875,000
            Warrants to purchase common stock .................   1,979,852
            Convertible Debt ..................................   1,777,778
                                                                  ---------
            Total shares reserved for issuance ................   5,762,630
                                                                  =========

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      (a) In connection with Coast Capital's purchase of convertible notes (see
Note 4), and in contemplation of the Company's transition to a finance company following the disposition of Chemtrusion, Messrs. Pearlman and Lawi resigned as officers and directors of the Company. The Company entered into new employment contracts with Messrs. Pearlman and Lawi, which replaced their prior contracts. The agreements provide for reduced annual compensation, office expense allowances and life insurance premiums that decrease through 2005. The new contracts expire in December 2009. Amounts payable over the term of the agreements are included in the consolidated balance sheet as Liability for Severance Benefits.

      (b) The President of the Company's subsidiary, Equinox Business Credit Corp., owns 19% of the outstanding common stock of Equinox. In the event of employment termination, the shares will be forfeited to Equinox, provided that if termination occurs after the third year of employment, two thirds would be forfeited; after the fourth year, one third and none after five years. Equinox has an option to purchase the non-forfeited shares at a price determined in an arms-length transaction. After December 19, 2006, subject to completing five years of employment, the President has the right to sell the shares to Equinox at a price equal to the agreed upon or appraised value. The purchase price of the shares is payable by delivery of a promissory note bearing interest at the prime rate with a maturity of one year from the date of closing. The Company may assume all or a portion of Equinox' obligations under the note and pay for the obligation assumed by delivering shares of EquiFin's common stock, subject to the shares being publicly traded.

      (c) The Company is obligated under various long-term noncancelable operating leases, for office facilities and office equipment expiring through 2004 at minimum annual rentals as follows (in thousands):

                                                               Amount
                                                             ---------
                  2002....................................   $ 128,993
                  2003....................................     131,345
                  2004....................................     129,272
                                                             ---------
                                                             $ 389,610
                                                             =========

      Rent and lease expense for all short-term and long-term operating leases were $68,000 and $12,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE 10 - DISCONTINUED OPERATIONS

      On September 28, 2001, the Company sold its indirect, wholly-owned subsidiary, Chemtrusion, Inc., to a company controlled by the former president of Chemtrusion. Chemtrusion was engaged in the plastic compounding business. The sales price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000, which was exchanged for a cash payment of $200,000 in December 2001, as a post-closing adjustment to the sale price; and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating the Indiana facility through December 31, 2006. At December 31, 2001, $2,001,000 was due under the management fee sharing agreement which should be received at the rate of approximately $400,000 per annum through 2006.

      Revenues from Chemtrusion for the nine months ended September 28, 2001, and year ended December 31, 2000, were approximately $13,835,000 and $16,718,000, respectively. For the nine months ended September 30, 2001, and the year ended December 31, 2000, operating income (loss) was $73,000 and ($245,000), respectively. The Company recorded a loss on disposal of $3,194,000 which included taxes of $175,000 and $1,357,000 representing severance benefits related to employment agreements with Messrs. Pearlman and Lawi discussed in
Note 9(a).

                   EQUIFIN, INC. (FORMERLY INTERSYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      As a condition of the sale of InterSystems Nebraska, the Company received an unsecured promissory note for $500,000 due May 31, 2003, which pays interest at 10% quarterly. The note is convertible into common stock of the purchaser at a rate of total principal plus interest due on the note at the conversion date divided by $7.50. In addition, $250,000 of the purchase proceeds were deposited into an escrow account which was released during 2000. Concurrent with the sale, the purchaser executed a royalty agreement, whereby the purchaser is required to pay a percentage of sales collected for certain equipment over six years not to exceed $649,000. The Company earned royalties for the years ended December 31, 2001, and 2000, of $23,522 and $37,000, respectively, under this agreement.

NOTE 11 - STATEMENTS OF CASH FLOWS

                                                                                    2001             2000
                                                                          --------------   --------------
                                                                          (In thousands)   (In thousands)
Supplemental disclosures of cash flow information:
        Interest paid ................................................            $   25           $   15
                                                                                  ======           ======
        Income taxes paid ............................................            $   --           $   --
                                                                                  ======           ======

Non-cash transactions relating to operating activities:
        Accrual of severance benefits included in
          loss on disposal of Chemtrusion ............................            $1,357           $   --
                                                                                  ======           ======

        Accrual of taxes, professional fees and other expenses
          included in loss on disposal of Chemtrusion ................            $  539           $   --
                                                                                  ======           ======

Non-cash transactions relating to investing activities:
        Unrealized holding loss on available-for-sale securities .....            $  (40)          $   (5)
                                                                                  ======           ======

        Purchase of common stock for note ............................            $   46           $   --
                                                                                  ======           ======

        Receivable under management fee sharing agreement
          for sale of Chemtrusion ....................................            $2,150           $   --
                                                                                  ======           ======

Non-cash transactions relating to financing activities:
        Cost associated with debt issuance ...........................            $  501           $   --
                                                                                  ======           ======

        Treasury stock issued for payment of accrued liabilities .....            $   --           $   19
                                                                                  ======           ======