Form 10QSB
period 2002-03-31
EQUIFIN INC
filed 2002-05-15
CIK 806011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


                          Commission File Number 1-9547

                                  EQUIFIN, INC.
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

      As of May 13, 2002, there were 7,597,000 shares of the Company's common stock, par value $.01 per share outstanding.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         March 31, 2002 (Unaudited)                                            3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months Ended March 31, 2002, and 2001                   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 2002, and 2001                   5

         Notes to Consolidated Interim Financial Statements                6 - 7


         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7 - 8

                                  EQUIFIN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                             ASSETS

Cash and cash equivalents ........................................      $   428
Finance receivables, net .........................................        4,982
Marketable equity securities .....................................           20
Note receivable, sale of InterSystems Nebraska ...................          500
Receivable, sale of Chemtrusion ..................................        1,922
Loan to affiliate ................................................           18
Fixtures and equipment, net ......................................          137
Deferred loan cost ...............................................          661
Other assets .....................................................          167
                                                                        -------
                                                                        $ 8,835
                                                                        =======
              LIABILITIES AND SHAREHOLDERS' EQUITY

Loan payable .....................................................      $ 2,921
Notes payable ....................................................        1,591
Accounts payable .................................................          148
Accrued expenses
   Loan financing fees ...........................................          256
   Loan closing fee ..............................................          167
   Other .........................................................          257
Customer deposits ................................................           13
Deferred income ..................................................           54
Liability for severance benefits .................................        1,249
Reserve for discontinued operations ..............................          170
                                                                        -------
       Total Liabilities .........................................        6,826
                                                                        -------

Shareholders' Equity:
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding .........................           --
    Common stock, $.01 par value, 20,000 shares authorized;
       7,926 shares issued and 7,597 outstanding .................           79
    Additional paid-in capital ...................................        8,031
    Deficit ......................................................       (5,816)
    Common stock issuable - 200 shares ...........................           46
    Note receivable - sale of common stock .......................          (46)
    Treasury stock, 329 shares at cost ...........................         (285)
                                                                        -------
       Total Shareholders' Equity ................................        2,009
                                                                        -------
                                                                        $ 8,835
                                                                        =======


           See accompanying notes to consolidated financial statements

                         EquiFin, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)


                                                           Three months ended
                                                               March 31,
                                                           2002          2001
                                                         --------      --------
Revenue - Interest Earned                                $    234      $     42
                                                         --------      --------
Selling, general and administrative
  expenses                                                    580           175
Interest and debt expense                                     103             7
Interest income                                               (13)          (13)
                                                         --------      --------
                                                              670           169
                                                         --------      --------
  Loss from continuing operations                            (436)         (127)

Discontinued operations - income from operations               84           224
                                                         --------      --------
  Net income (loss)                                      $   (352)     $     97
                                                         ========      ========
Per share - basic and assuming dilution
  Continuing operations                                  $   (.06)     $   (.02)
  Discontinued operations                                     .01           .03
                                                         --------      --------
  Net income (loss)                                      $   (.05)     $    .01
                                                         ========      ========
Average number of common shares outstanding                 7,797         7,608
                                                         ========      ========


           See accompanying notes to consolidated financial statements

                         EquiFin, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
               (In Thousands, Except Per Share Amounts, Unaudited)


                                                             Three months ended
                                                                  March 31,
                                                             2002          2001
                                                           --------      --------
Net cash used in operating activities                      $   (427)     $   (470)
                                                           --------      --------
Net cash provided by (used in) investing activities:
  Participation in receivables of affiliates                     --          (300)
  Finance receivables                                        (2,915)           --
  Proceeds from receivable, sale of Chemtrusion                  79            --
  Purchase of fixtures and equipment                           (141)
                                                           --------      --------
                                                             (2,977)         (300)
                                                           --------      --------
Cash flows from financing activities:
  Borrowings under Loan and Security Agreement                2,921            --
  Issuance of 11% subordinated notes                            452            --
                                                           --------      --------
  Net cash provided by (used in) financing activities         3,373            --
                                                           --------      --------
Net decrease in cash                                            (31)         (770)

Cash at beginning of period                                     459         1,159
                                                           --------      --------
Cash at end of period                                      $    428      $    389
                                                           ========      ========
Cash paid during the periods for:
  Interest                                                 $     90      $      2
  Taxes                                                          --            --


           See accompanying notes to consolidated financial statements

                         EquiFin, Inc. And Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002


NOTE 1. The accompanying condensed consolidated financial statements are un-audited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the EquiFin, Inc., Form 10-KSB for the year ended December 31, 2001.

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

          The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                                MARCH 31,
                                                           2002          2001
                                                         --------      --------
          Net income (loss):
            Continuing operations                        $   (436)     $   (127)
            Discontinued operations                            84           224
                                                         --------      --------
            Net income (loss)                            $   (352)     $     97
                                                         ========      ========
          Weighted average shares outstanding:
            Basic and dilutive weighted average
             shares                                         7,797         7,608
                                                         ========      ========

          For the three month periods ended March 31, 2002 and 2001, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                           ---------------------
                                                                 MARCH 31,
                                                             2002         2001
                                                           --------     --------
          Stock options                                       1,900          775
          Stock warrants                                      2,256        1,825
          Shares issuable on conversion of
                   convertible notes                          1,778           --
                                                           --------     --------
                                                              5,934        2,600
                                                           ========     ========

Note 3.   Finance receivables at March 31, 2002, consisted of (in thousands):

          Factored accounts receivable:                                   1,431
          Secured loans                                                   3,242
          Participation in purchased receivables                            274
          Participation in film production funding                          285
                                                                         ------
                                                                          5,232
          Allowance for loan losses                                        (250)
                                                                         ------
                                                                          4,982
                                                                         ======

NOTE 4. During the first quarter of 2002, Equinox borrowed $2,921,000 under the Loan and Security Agreement with Foothill Capital Corporation that was entered into in December 2001.

          Also, during the first quarter of 2002, the Company received proceeds of $452,000 from the sale of a like principal amount of 11% subordinated notes. Warrants to purchase 253,250 shares of common stock at $.25 were issued to the note purchasers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2002 and 2001

The Company has been in the process of transitioning from a manufacturing enterprise to a diversified finance company. As part of the restructuring of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business. As a consequence of the Company's new strategic initiative of providing structured capital to small and mid-size enterprises, the Company's continuing operations for the three months ended March 31, 2002 and 2001, reflects interest earned of $234,000 and $42,000, respectively, on the portfolio of structured capital placements which the Company anticipates will grow as it pursues its plan of developing a finance company.

Selling, general and administrative expenses have increased by $405,000 in 2002 over the prior year primarily for expenses related to staffing and other expenses to enable the Company's structured capital efforts to expand and in anticipation of increased lending activities. Salaries increased $269,000 primarily related to the Companies initiation of its Equinox Business Credit Corp. ("Equinox") subsidiary, while expenses from the Company's factoring division, which was not in existence in the prior year were $39,000 and professional fees increased $74,000.

Interest expense increased by $96,000 in 2002 due to the initial borrowings under a loan and security agreement from Equinox' principal lender which provides credit for expansion of Equinox' loan portfolio and also includes $58,000 for amortization of loan costs.

The income from discontinued operations in 2002 represents state tax refunds related to InterSystems Nebraska which was sold in 1999. The income for 2001 is from Chemtrusion's operations which have been discontinued.

Liquidity and Capital Resources

Cash used in operating activities amounted to $427,000 for the three months ended March 31, 2002. Lending activities required cash of $2,977,000, which included $2,915,000 for development of the loan portfolio. Financing activities provided $3,373,000 in cash, which included $2,912,000 in borrowings and $452,000 from the sale of 11% subordinated notes. The result of these activities was a net decrease in cash of $31,000 which reduced available cash to $428,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation, which provides for the initiation of a $20,000,000 revolving credit facility (the "Credit Facility"). Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement. Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $2,500,000 through April 30, 2002, which gradually increases from $2,500,000 to $3,000,000 at August 1, 2002, a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company. The Agreement matures December 31, 2004. There was $2,921,000 outstanding on the Credit Facility at March 31, 2002.

Advances by the lender under the Credit Facility for loans initiated by Equinox are equal to 85% of the capital provided to the borrower, with Equinox providing the additional 15% or having sufficient collateral to enable it to borrow the additional 15%. In December 2001, the Company commenced a private placement of up to $1,500,000 of 11% subordinated notes due September 30, 2006, to provide the Company with additional working capital and capital to invest in the development of its loan portfolio. Through March 31, 2002, $477,000 of notes were sold.

In view of the requirement that the Company have 15% invested in each loan that is initiated, the growth of the loan portfolio during 2002 will be dependent on the Company's ability to raise additional capital.

Forward Looking Statements

This quarterly report for the quarter ended March 31, 2002, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company's inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company's ability to originate new credit facilities and grow, and could increase the amount of the Company's nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company's credit facilities; (vi) the Company's inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company's inability to attract and retain qualified personnel.

Part II - Other Information

Items 1, 3, 4 and 5 are not applicable.

Item 2. Changes in Securities

            (A) and (B) are not applicable

In the first quarter of 2002 the Company sold $452,000 principal amount of 11% subordinated notes due September 30, 2006 ("11% Notes"). The purchasers of such notes also received 253,250 warrants, each entitling the holder to purchase one share of the Company's common stock for $.25 per share and expiring December 31, 2006 ("Warrants"). All purchasers of securities were "accredited investors" within the meaning of the Securities Act of 1933, as amended (the "Act"). The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act. Sales of the same series of Notes and class of Warrants that were effectuated in the fourth quarter of 2001 were previously reported in the Company's Annual Report on Form 10-KSB for 2001.

In the first quarter of 2002, the Company granted a total of 25,000 common stock purchase options to employees of the Company's wholly-owned subsidiary, Equinox Business Credit Corp. 15,000 of these options have an exercise price of $.40 per share and 10,000 of the options have an exercise price of $.43 per share. The options expire in December 2006. One-third of the options become exerciseable during each of the first quarters of 2003, 2004 and 2005, subject to the employee's continuing to be employed by the Company at such time.

Item 6. Exhibits and Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EQUIFIN, INC.



Dated: May 13, 2002                     /s/ Walter M. Craig, Jr.
                                        ------------------------
                                        Walter M. Craig, Jr.
                                        President
                                        Chief Executive Officer