Form 10QSB
period 2002-06-30
EQUIFIN INC
filed 2002-08-19
CIK 806011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

         As of August 15, 2002, there were 7,797,000 shares of the Company's common stock, par value $.01 per share outstanding.

                         EQUIFIN, INC., AND SUBSIDIARIES


                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as of
         June 30, 2002 (Unaudited)                                             3

         Condensed Consolidated Statements of Operations (unaudited)
         for the Three Months Ended June 30, 2002, and 2001                    4

         Condensed Consolidated Statements of Operations (unaudited)
         for the Six Months Ended June 30, 2002, and 2001                      5

         Consolidated Statements of Comprehensive Income (unaudited)
         for the Three and Six Months Ended June 30, 2002, and 2001            6

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the Six Months Ended June 30, 2002, and 2001                      7

         Notes to Condensed Consolidated Financial Statements               8-10

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-13

         Exhibit A - Certification of Periodic Report                        A-1

                         EQUIFIN, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                    ASSETS

Cash and cash equivalents .....................................       $   466
Finance receivables, net ......................................         6,015
Marketable equity securities ..................................            20
Note receivable, sale of InterSystems Nebraska  ...............           500
Receivable, sale of Chemtrusion  ..............................         1,713
Loan to affiliate .............................................            48
Fixtures and equipment, net ...................................           130
Deferred loan cost   ..........................................           599
Other assets  .................................................           189
                                                                      -------
                                                                      $ 9,680
                                                                      =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Loan payable ..................................................       $ 4,099
Notes payable .................................................         1,682
Accounts payable ..............................................           157
Accrued expenses ..............................................
   Loan financing fees ........................................           234
   Loan closing fee ...........................................           117
   Other ......................................................           278
Customer deposits .............................................            88
Deferred income ...............................................           104
Liability for severance benefits ..............................         1,198
Reserve for discontinued operations ...........................           170
                                                                      -------
       Total Liabilities ......................................         8,127
                                                                      -------

Shareholders' Equity:
    Preferred stock, $.01 par value, 5,000 shares authorized;
       -0- shares issued and outstanding ......................            --
    Common stock, $.01 par value, 20,000 shares authorized;
       7,926 shares issued and 7,597 shares outstanding .......            79
    Additional paid-in capital ................................         8,031
    Deficit ...................................................        (6,272)
    Common stock issuable - 200 shares ........................            46
    Note receivable - sale of common stock ....................           (46)
    Treasury stock, 329 shares at cost.........................          (285)
                                                                      -------
       Total Shareholders' Equity .............................         1,553
                                                                      -------
                                                                      $ 9,680
                                                                      =======


      See accompanying notes to condensed consolidated financial statements

                         EQUIFIN, INC., AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                              Three months ended June 30,
                                                   2002          2001
                                                   ----          ----
Revenue - Interest Earned                        $  299       $    41
                                                 ------       -------
Selling, general and administrative
  expenses                                          592           306
Interest expense                                    175            35
Interest income                                     (12)          (27)
                                                 ------       -------
                                                    755           314
                                                 ------       -------
  Loss from continuing operations                  (456)         (273)

Discontinued operations:

  Loss from operations                               --          (151)
  Loss on disposal                                   --        (3,399)
                                                 ------       -------
  Loss from discontinued operations                  --        (3,550)
                                                 ------       -------
  Net loss                                       $ (456)      $(3,823)
                                                 ======       =======
Per share - basic and assuming dilution
  Continuing operations                          $ (.06)      $  (.04)
  Discontinued operations                            --          (.46)
                                                 ------       -------
  Net loss                                       $ (.06)      $  (.50)
                                                 ======       =======
Average number of common shares outstanding       7,797         7,597
                                                 ======       =======


      See accompanying notes to condensed consolidated financial statements

                         EQUIFIN, INC., AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                   Six months ended June 30,
                                                       2002           2001
                                                       ----           ----
Revenue - Interest Earned                             $  533       $    83
                                                      ------       -------

Selling, general and administrative
  expenses                                             1,139           481
Interest expense                                         311            42
Interest income                                          (25)          (40)
                                                      ------       -------
                                                       1,425           483
                                                      ------       -------
  Loss from continuing operations                       (892)         (400)

Discontinued operations:

Income from operations                                    84            73
Loss on disposal                                          --        (3,399)
                                                      ------       -------
   Income (loss) from discontinued operations             84        (3,326)
                                                      ------       -------
  Net loss                                            $ (808)      $(3,726)
                                                      ======       =======

Per share - basic and assuming dilution
  Continuing operations                               $ (.11)      $  (.05)
  Discontinued operations                                .01          (.44)
                                                      ------       -------
  Net loss                                            $ (.10)      $  (.49)
                                                      ======       =======
Average number of common shares outstanding            7,797         7,597
                                                      ======       =======


      See accompanying notes to condensed consolidated financial statements

                         EQUIFIN, INC., AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                            (In Thousands, Unaudited)


                                                    Three months ended June 30,
                                                        2002          2001
                                                        ----          ----
Net loss                                               $(456)      $(3,823)
Unrealized holding gains arising during period            --            24
                                                       -----       -------
Comprehensive loss                                     $(456)      $(3,799)
                                                       =====       =======

                                                     Six months ended June 30,
                                                        2002          2001
                                                        ----          ----
Net loss                                               $(808)      $(3,726)
Unrealized holding gains arising during period            --            24
                                                       -----       -------
Comprehensive loss                                     $(808)      $(3,702)
                                                       =====       =======


      See accompanying notes to condensed consolidated financial statements

                         EQUIFIN, INC., AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               (In Thousands, Except Per Share Amounts, Unaudited)

                                                        Six months ended June 31,
                                                            2002          2001
Net cash used in operating activities                     $  (837)      $ (704)
                                                          -------       ------

Net cash provided by (used in) investing activities:

  Participation in receivables of affiliates                   --         (753)
  Finance receivables                                      (3,923)          --
  Proceeds from receivable, sale of Chemtrusion               288           --
  Purchase of fixtures and equipment                         (141)          --
  Loan to affiliate                                           (22)         (60)
                                                          -------       ------
                                                           (3,798)        (813)
                                                          -------       ------

Cash flows from financing activities:

  Borrowings under Loan and Security Agreement              4,099           --
  Issuance of 11% subordinated notes                          561           --
  Repayment of note                                           (18)          --
  Proceeds from convertible note                               --        1,000
                                                          -------       ------
  Net cash provided by financing activities                 4,642        1,000
                                                          -------       ------
Net increase (decrease) in cash                                 7         (517)

Cash at beginning of period                                   459        1,042
                                                          -------       ------
Cash at end of period                                     $   466       $  525
                                                          =======       ======

Cash paid during the periods for:
  Interest                                                $   165       $   --
  Taxes                                                        --           --


      See accompanying notes to condensed consolidated financial statements

                         EQUIFIN, INC., AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002


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

            Critical Accounting Policies
            ----------------------------

            Revenue Recognition - Fees on factored receivables are recognized as income when the accounts are purchased from the customer. Additional fees charged to the customer for accounts not collected within normal credit terms are not recognized until the accounts are collected. Interest on loans and participations are accrued monthly based on the stated interest rate.

            Credit Losses - Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the potential for unrecoverable losses of principal and interest in the existing portfolio.

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

            The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                                 JUNE 30,
                                                            2002          2001
                                                            ----          ----
           Net loss:
             Continuing operations                         $ (456)      $  (273)
             Discontinued operations                           --        (3,550)
                                                           ------       -------
             Net loss                                      $ (456)      $(3,823)
                                                           ======       =======

           Basic and dilutive weighted average shares       7,797         7,597
                                                           ======       =======

                   Continuing operations                   $ (.06)      $  (.04)
                   Discontinued operations                     --          (.46)
                                                           ------       -------
                   Net loss                                $ (.06)      $  (.50)
                                                           ======       =======

                                                   SIX MONTHS ENDED
                                                   ----------------
                                                       JUNE 30,
                                                  2002          2001
                                                  ------------------
      Net income (loss):
        Continuing operations                    $ (892)      $  (400)
        Discontinued operations                      84        (3,326)
                                                 ------       -------
        Net loss                                 $ (808)      $(3,726)
                                                 ======       =======
        Basic and dilutive weighted average
         shares                                   7,797         7,597
                                                 ======       =======

              Continuing operations              $ (.11)      $  (.05)
              Discontinued operations               .01          (.44)
                                                 ------       -------
              Net loss                           $ (.10)      $  (.49)
                                                 ======       =======


            For the three and six month periods ended June 30, 2002 and 2001, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

            Stock options                         1,900      1,625
            Stock warrants                        1,823      1,825
            Shares issuable on conversion of
                     convertible notes            1,778      1,778
                                                  -----      -----
                                                  5,501      5,228
                                                  =====      =====

NOTE 3. Finance receivables at June 30, 2002, consisted of (in thousands):

            Factored accounts receivable                  $1,239
            Secured loans                                  4,243
            Participation in purchased receivables           333
            Participation in film production funding         475
                                                          ------
                                                           6,290
            Allowance for loan losses                       (275)
                                                          ------
                                                          $6,015
                                                          ======

            At June 30, 2002, one of the Company's secured loans in the principal amount of $391,000 was in default. The loan balance was reduced to $163,000 at July 31, 2002, through collection of receivables. Collection of receivables is continuing. The Company believes it has sufficient collateral to cover the remaining principal amount due, as well as interest receivable.

NOTE 4. During the first half of 2002, the Company received proceeds of $561,000 from the sale of a like principal amount of 11% subordinated notes. Warrants to purchase 329,813 shares of common stock at $.25 were issued to the note purchasers.

            In late June 2002, Mr. Walter M. Craig, Jr., the Company's president, made a short-term advance of $15,000 to the Company which was repaid in July 2002.

NOTE 5. Chemtrusion, Inc., an indirect, wholly-owned subsidiary, was sold on September 28, 2001, to a company controlled by the former president of Chemtrusion, and was accounted for as a discontinued operation at June 30, 2001. Chemtrusion was engaged in the plastic compounding business. The loss on disposal of $3,399,000 includes $1,357,000 representing severance benefits under revised employment agreements with Messrs. Pearlman and Lawi and is net of $2,150,000 based on a sharing of the management fee to be received by Chemtrusion for operating the Indiana facility through December 31, 2006. At June 30, 2002, $1,713,000 was due under the management fee sharing agreement.

            Revenues for Chemtrusion for the three months and six months ended June 30, 2001, were $4,306,000 and $8,946,000, respectively, and operating income (loss) was $(151,000) and $73,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2002 and 2001


The Company has been in the process of transitioning from a manufacturing enterprise to a diversified finance company. As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business. As a consequence of the Company's new strategic initiative of providing structured capital to small and mid-size enterprises, the Company's continuing operations for the three months ended June 30, 2002 and 2001, reflects interest earned of $299,000 and $41,000, respectively, on the portfolio of structured capital placements which the Company anticipates will grow as it pursues its plan of developing a finance company.

Selling, general and administrative expenses have increased for the three months ended June 30, 2002, by $286,000 over the prior year period. This increase relates to staffing and other operating expenses incurred to enable the Company's structured capital efforts to expand and in anticipation of increased lending activities. Salaries increased $83,000, rent $30,000 and office expenses $16,000 primarily related to the Company's initiation of its subsidiary, Equinox Business Credit Corp. ("Equinox"), while expenses from the Company's factoring division, which was not in existence in the prior year were $77,000 and professional fees increased $24,000. The Company believes that its selling, general and administrative expenses will level off during the remainder of 2002 as the Company has been staffed to handle the development of a larger portfolio of loans.

Interest expense increased by $140,000 during the second quarter of 2002 as compared to 2002 due to the initial borrowings under a loan and security agreement from Equinox' principal lender which provides credit for expansion of Equinox' loan portfolio. This amount also includes $61,000 for amortization of loan costs.

The loss on discontinued operations for 2001 relates to Chemtrusion, Inc., as explained in Note 5 to the condensed consolidated financial statements.

Six-Month Periods Ended June 30, 2002 and 2001

The Company's continuing operations for the six months ended June 30, 2002 and 2001, reflects interest earned of $533,000 as compared to $83,000, respectively, on the portfolio of structured capital placements. This increase reflects the Company's roll-out in 2002 of its plan of developing a finance company.

Selling, general and administrative expenses have increased by $658,000 in 2002 over the prior year period primarily for expenses related to staffing and other expenses needed to enable the Company's structured finance efforts to expand and in anticipation of these increased activities. Salaries increased $352,000, rent $60,000 and office expenses $28,000 primarily related to the Companies initiation of its Equinox subsidiary, while expenses from the Company's factoring division, which was not in existence in the prior year were $116,000 for these six months in 2002 and professional fees increased $90,000 primarily related to the Company's capital formation efforts.

Interest expense increased by $269,000 in 2002 due to the initial borrowings under a loan and security agreement from Equinox' principal lender which provides credit for expansion of Equinox' loan portfolio, as well as payments on the Company's subordinated Notes issued in a private placement during the first half of 2002. This expense also includes $120,000 for the amortization of loan costs.

The loss on discontinued operations for 2001 relates to Chemtrusion, Inc., as explained in Note 5 to the condensed, consolidated financial statements.

The Company's critical accounting policies as described in Note 1 to the condensed consolidated financial statements relate to revenue recognition and credit losses. With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements. The Company provides a reserve for possible loan losses. The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan. Collateral is audited by the Company on a quarterly basis. Uncertainty in the Company's ability to recover its principal and interest on a given loan could result if the collateral securing a loan is inadequate to cover such amounts in the event of default. The Company has been providing an allowance for credit losses to mitigate any such shortfall. The allowance at June 30, 2002, is $275,000 and will increase further based upon management's estimates and future growth of the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities amounted to $837,000 for the six months ended June 30, 2002. Lending activities required cash of $3,798,000, which included $3,923,000 for development of the loan portfolio. Financing activities provided $4,642,000 in cash, which included $4,099,000 in borrowings and $561,000 from the sale of 11% subordinated notes. The result of these activities was a net increase in cash of $7,000 which increased available cash to $466,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation, which provides for the initiation of a $20,000,000 revolving credit facility (the "Credit Facility"). The agreement provides for interest at the prime rate plus 1.25% (equal to 6% at June 30, 2002). Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement. Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $2,500,000 through April 30, 2002, which gradually increases from $2,500,000 to $3,000,000 at August 1, 2002; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than
1.1 to 1, increasing to 1.25 to 1 beginning April 2004. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company. The Agreement matures December 31, 2004. There was $4,099,000 outstanding on the Credit Facility at June 30, 2002.

At June 30, 2002, Equinox had a net worth of $2,440,000 compared to the minimum requirement under the Credit Facility of $2,700,000. Cash transfers of $114,000 and $150,000 from EquiFin to Equinox in the form of subordinated debt were made on July 16, 2002, and August 7, 2002, to satisfy this requirement. The minimum net worth requirements for July 2002 and August 2002 are $2,850,000 and $3,000,000, respectively.

The operating results for Equinox will not be adequate to meet the net worth requirements for July and August and will necessitate further capital contributions by EquiFin to cover such deficiency. In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through 2002, operated as a negative cash flow business. EquiFin has provided operating cash to Equinox to cover such cash shortfalls. EquiFin is continuing its private placement of subordinated notes so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage.

If EquiFin is unable to sell notes on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox' net worth and/or cash flow needs. Equinox would be required to attempt to negotiate a waiver with Foothill on the net worth requirement of its Credit Facility. There can be no assurance Foothill would consent to this request. If sufficient cash is not timely available for Equinox' operating needs, a reduction in operating expenses would be required to continue Equinox' operations.

Advances by the lender under the Credit Facility for loans initiated by Equinox are equal to 85% of the capital provided to the borrower, with Equinox providing the additional 15% or having sufficient collateral to enable it to borrow the additional 15%. In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year, 11% subordinated notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio. Through June 30, 2002, $560,750 of these notes had been sold. The Company is continuing its placement of these notes in view of the requirement that the Company have 15% invested in each loan that is initiated under the Credit Facility, the growth of the loan portfolio during 2002 will be dependent on the Company's ability to raise additional capital.

FORWARD LOOKING STATEMENTS

This quarterly report for the quarter ended June 30, 2002, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company's inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company's ability to originate new credit facilities and grow, and could increase the amount of the Company's nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company's credit facilities; (vi) the Company's inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company's inability to attract and retain qualified personnel.

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

Item 2. Changes in Securities

            (A) and (B) are not applicable

In the second quarter of 2002 the Company sold $108,750 principal amount of 11% subordinated notes due September 30, 2006 ("11% Notes"). The purchasers of such notes also received 76,563 warrants, each entitling the holder to purchase one share of the Company's common stock for $.25 per share and expiring December 31, 2006 ("Warrants"). All purchasers of securities were "accredited investors" within the meaning of the Securities Act of 1933, as amended (the "Act"). The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act. Sales of the same series of Notes and class of Warrants that were effectuated in the fourth quarter of 2001 were previously reported in the Company's Annual Report on Form 10-KSB for 2001 and Form 10-QSB for the quarter ended March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EQUIFIN, INC.



Dated: August 16, 2002                               /s/ Walter M. Craig, Jr.
                                                     ------------------------
                                                     Walter M. Craig, Jr.
                                                     President
                                                     Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Walter M. Craig, Jr., President and Chief Executive Officer, and Daniel T. Murphy, Chief Financial Officer, of EquiFin, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


         (1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 16, 2002

                                       /s/ Walter M. Craig, Jr.
                                       ------------------------
                                       Walter M. Craig, Jr.
                                       President and Chief Executive Officer



                                       /s/ Daniel T. Murphy
                                       ------------------------
                                       Daniel T. Murphy
                                       Chief Financial Officer

                                    Page A-1