Form 10QSB
period 2002-09-30
EQUIFIN INC
filed 2002-11-15
CIK 806011

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number    1-9547

EQUIFIN, INC.

(Exact Name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3256265 (IRS Employer Identification No.)

1011 Highway 71
Spring Lake, New Jersey 07762
(Address of principal executive offices)
(Zip Code)

732-282-1411
(Registrant's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of November 12, 2002, there were 7,597,000 shares of the Company's common stock, par value $.01 per share outstanding.

EQUIFIN, INC., AND SUBSIDIARIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheet as of September 30, 2002 (Unaudited)	2
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2002, and 2001	3
	Condensed Consolidated Statements of Operations (unaudited) for the Nine Months Ended September 30, 2002, and 2001	4
	Consolidated Statements of Comprehensive Income (Unaudited) for the Nine Months Ended September 30, 2002, and 2001	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002, and 2001	6
	Notes to Condensed Consolidated Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-14
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		15-16
Exhibit A—Certification of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		A-1

EQUIFIN, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002
(In thousands, except par value)

Assets
Cash and cash equivalents (including $427 restricted cash)	$834
Finance receivables, net	7,760
Marketable equity securities	20
Note receivable, sale of InterSystems Nebraska	500
Receivable, sale of Chemtrusion	1,617
Loans to affiliates	12
Fixtures and equipment, net	126
Deferred loan cost	539
Other assets	141

$11,549

Liabilities and Shareholders' Equity
Loan payable	$5,720
Notes payable	2,148
Accounts payable	229
Accrued expenses
Loan financing fees	211
Loan closing fee	67
Other	223
Customer deposits	98
Deferred income	92
Liability for severance benefits	1,173
Reserve for discontinued operations	170

Total Liabilities	10,131

Shareholders' Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; -0- shares issued and outstanding	—
Common stock, $.01 par value, 20,000 shares authorized; 7,926 shares issued and 7,597 shares outstanding	79
Additional paid-in capital	8,031
Deficit	(6,407)
Common stock issuable—200 shares	46
Note receivable—sale of common stock	(46)
Treasury stock, 329 shares at cost	(285)

Total Shareholders' Equity	1,418

$11,549

See accompanying notes to condensed consolidated financial statements

EQUIFIN, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended September 30,
	2002	2001
Revenue—Interest and Fees Earned	$550	$75

Selling, general and administrative expenses	508	279
Interest expense	209	30
Interest income	(13)	(12)

	704	297

Loss from continuing operations	(154)	(222)
Discontinued operations:
Income from operations	19	—
Gain on disposal	—	205

Net Loss	$(135)	$(17)

Per share—basic and assuming dilution
Continuing operations	$(.02)	$(.03)
Discontinued operations	—	.03

Net loss	$(.02)	$—

Average number of common shares outstanding	7,797	7,597

See accompanying notes to condensed consolidated financial statements

EQUIFIN, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts, Unaudited)

	Nine months ended September 30
	2002	2001
Revenue—Interest and Fees Earned	$1,083	$158

Selling, general and administrative expenses	1,647	759
Interest expense	520	72
Interest income	(38)	(51)

	2,129	780

Loss from continuing operations	(1,046)	(622)
Discontinued operations:
Income from operations	103	73
Loss on disposal	—	(3,194)

Income (loss) from discontinued operations	103	(3,121)

Net loss	$(943)	$(3,743)

Per share—basic and assuming dilution
Continuing operations	$(.13)	$(.08)
Discontinued operations	.01	(.41)

Net loss	$(.12)	$(.49)

Average number of common shares outstanding	7,797	7,597

See accompanying notes to condensed consolidated financial statements

EQUIFIN, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Unaudited)

	Nine months ended September 30,
	2002	2001
Net loss	$(943)	$(3,743)
Unrealized holding gains arising during period	—	24

Comprehensive loss	$(943)	$(3,719)

See accompanying notes to condensed consolidated financial statements

EQUIFIN, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts, Unaudited)

	Nine months ended September 30,
	2002	2001
Net cash used in operating activities	$(872)	$(867)

Net cash provided by (used in) investing activities:
Participation in receivables of affiliates	—	(1,102)
Finance receivables	(5,733)	—
Proceeds from receivable, sale of Chemtrusion	384	—
Purchase of fixtures and equipment	(143)	—
Loan to affiliate	14	(27)
Cash received on sale of subsidiary	—	400

	(5,478)	(729)

Cash flows from financing activities:
Borrowings under Loan and Security Agreement	5,720	—
Issuance of 11% subordinated notes	561	—
Issuance of 13% secured notes	470	—
Repayment of note	(26)	—
Proceeds from convertible note	—	1,000

Net cash provided by financing activities	6,725	1,000

Net increase (decrease) in cash	375	(596)
Cash at beginning of period	459	1,042

Cash at end of period	$834	$446

Cash paid during the periods for:
Interest	$330	$42
Taxes	—	—

See accompanying notes to condensed consolidated financial statements

EQUIFIN, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1.

        The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and notes thereto included in the EquiFin, Inc., Form 10-KSB for the year ended December 31, 2001.

Critical Accounting Policies

        Revenue Recognition—Fees on factored receivables are recognized as income when the accounts are purchased from the customer. Additional fees charged to the customer for accounts not collected within normal credit terms are not recognized until the accounts are collected. Interest on loans and participations are accrued monthly based on the stated interest rate.

        Credit Losses—Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the potential for unrecoverable losses of principal and interest in the existing portfolio.

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

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Net loss:
Continuing operations	$(154)	$(222)
Discontinued operations	19	205

Net loss	$(135)	$(17)

Basic and dilutive weighted average shares	7,797	7,597

Continuing operations	$(.02)	$(.03)
Discontinued operations	—	.03

Net loss	$(.02)	$—

	Nine Months Ended September 30,
	2001	2002
Net income (loss):
Continuing operations	$(1,046)	$(622)
Discontinued operations	103	(3,121)

Net loss	$(943)	$(3,743)

Basic and dilutive weighted average shares	7,797	7,597

Continuing operations	$(.13)	$(.08)
Discontinued operations	.01	(.41)

Net loss	$(.12)	$(.49)

        For the three and nine month periods ended September 30, 2002 and 2001, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect. Those securities are as follows (in thousands):

Stock options	1,865	1,625
Stock warrants	2,288	1,825
Shares issuable on conversion of convertible notes	1,935	1,778

	6,088	5,228

NOTE 3.

        Finance receivables at September 30, 2002, consisted of (in thousands):

Factored accounts receivable	$1,217
Secured loans	5,445
Participation in purchased receivables	821
Participation in film production funding	567

8,050
Allowance for loan losses	$290

$7,760

        The participation in purchased receivables is through Coast Capital Partners, L.L.C., an affiliated company.

        At September 30, 2002, one of the Company's secured loans in the principal amount of $391,000 was in default. The loan balance was reduced to $26,000 at November 13, 2002, through collection of receivables. Collection of receivables is continuing. The Company believes it has sufficient collateral to cover the remaining principal amount due.

NOTE 4.

        During the first three fiscal quarters of 2002, the Company received proceeds of $561,000 from the sale of a like principal amount of 11% subordinated notes. Warrants to purchase 329,813 shares of common stock at $.25 were issued to the note purchasers.

        In the third quarter of 2002, the Company received $470,000, including $220,000 from the President of the Company, for the purchase of 13% secured notes due September 30, 2006. The notes are secured by participations in purchased receivables of $788,000 at September 30, 2002. The notes provide for additional interest equal to 10% of the annual pre-tax income of the Company's subsidiary, Equinox Business Credit Corp., on a pro-rata basis based on a total of $1,500,000 in subordinated and secured notes outstanding. The notes were issued with warrants to purchase 470,000 shares of the Company's common stock at $.25 per share and expire July 31, 2007.

        In late June 2002, Mr. Walter M. Craig, Jr., the Company's president, made a short-term advance of $15,000 to the Company which was repaid in July 2002. An advance of $25,000 was made by Mr. Craig in September 2002 and the Company repaid this advance in October 2002.

NOTE 5.

        Chemtrusion, Inc., an indirect, wholly-owned subsidiary, was sold on September 28, 2001, to a company controlled by the former president of Chemtrusion, and was accounted for as a discontinued operation at June 30, 2001. Chemtrusion was engaged in the plastic compounding business. The loss on disposal of $3,194,000 includes $1,357,000 representing severance benefits under revised employment agreements with Messrs. Pearlman and Lawi and is net of $2,150,000 based on a sharing of the management fee to be received by Chemtrusion for operating the Indiana facility through December 31, 2006. At September 30, 2002, $1,617,000 was due under the management fee sharing agreement.

        Revenues for Chemtrusion for the three months and nine months ended September 30, 2001, were $4,889,000 and $13,835,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-Month Periods Ended September 30, 2002 and 2001

        Since March of 2002, the Company has been in the process of transitioning from a manufacturing enterprise to a diversified finance company. As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business. As a consequence of the Company's new strategic initiative of providing structured capital to small and mid-size enterprises, the Company's continuing operations for the three months ended September 30, 2002 and 2001, reflects revenues of $550,000 and $75,000, respectively, from interest and fees on the portfolio of structured capital placements. The Company anticipates that revenues from these activities will grow as it pursues its plan of developing a finance company. Revenues for the three months ended September 30, 2002, included $107,000 of fees that were earned in relation to the liquidation of a loan as described in Note 3 to the condensed consolidated financial statements.

        Selling, general and administrative expenses have increased for the three months ended September 30, 2002, by $229,000 over the prior year period. This increase relates to staffing and other operating expenses incurred to enable the Company's structured capital efforts to expand and in anticipation of increased lending activities. Salaries increased $150,000, rent of $31,000 related to the Company's initiation of its subsidiary, Equinox Business Credit Corp. ("Equinox"), and operating expenses of the Company's factoring division, which was not in existence in the prior year were $55,000 during the third quarter of 2002.

        Interest expense increased by $179,000 during the third quarter of 2002 as compared to 2001 primarily due to the initial borrowings under a loan and security agreement from Equinox' principal lender which provides credit for expansion of Equinox' loan portfolio. This amount also includes $60,000 for amortization of loan costs.

        The income on discontinued operations for 2002 is net proceeds received from the liquidation of consigned inventory related to the sale of a subsidiary in 1999.

        The gain on discontinued operations for 2001 relates to Chemtrusion, Inc., as explained in Note 5 to the condensed consolidated financial statements.

Nine-Month Periods Ended September 30, 2002 and 2001

        The Company's continuing operations for the nine months ended September 30, 2002 and 2001, reflects interest and fees earned of $1,083,000 as compared to $158,000, respectively, on the portfolio of structured capital placements. This increase reflects the Company's roll-out in 2002 of its plan to develop EquiFin as a diversified finance company.

        Selling, general and administrative expenses have increased by $888,000 in 2002 over the prior year period primarily for expenses related to staffing and other expenses needed to enable the Company's structured finance efforts to expand and in anticipation of these activities being increased. Salaries increased $502,000 and rent $91,000 primarily related to the Company's initiation of its Equinox subsidiary, while expenses from the Company's factoring division, which was not in existence in 2001 were $171,000 for the nine months ended September 30, 2002. Professional fees increased $95,000 primarily related to the Company's capital formation efforts during 2002.

        Interest expense increased by $448,000 in 2002 due in large part to the initial borrowings under a loan and security agreement from Equinox' principal lender which provides credit for expansion of Equinox' loan portfolio. Additionally interest increased during the first nine months of 2002, as payments on the Company's subordinated Notes, issued in a private placement during 2002, were made during 2002. This expense also includes $180,000 for the amortization of loan costs.

        The income from discontinued operations in 2002 includes $84,000 of state tax refunds and $19,000 in net proceeds from consigned inventory related to InterSystems Nebraska which enterprise was sold in 1999.

        The loss on discontinued operations for 2001 relates to the sale of Chemtrusion, Inc., as explained in Note 5 to the condensed, consolidated financial statements.

        The Company's critical accounting policies as described in Note 1 relate to revenue recognition and credit losses. With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements. The Company provides a reserve for possible loan losses. The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan. Collateral is audited by the Company on a quarterly basis. Uncertainty in the Company's ability to recover its principal and interest on a given loan could result if the collateral securing a loan is inadequate to cover such amounts in the event of default. The Company has been providing an allowance for credit losses to mitigate any such shortfall. The allowance at September 30, 2002, is $290,000 and should increase further based upon future growth of the loan portfolio.

        The Company has been notified by the American Stock Exchange ("AMEX") that, because it has recently fallen below the required stockholder equity for the continued listing of its common stock on AMEX, its continued listing on the Exchange will be subject to the submission of a plan demonstrating a return to compliance. The Company does not expect to hear the AMEX' decision on the Company's plan until the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Cash used in operating activities amounted to $872,000 for the nine months ended September 30, 2002. Lending activities required cash of $5,478,000, which included $5,733,000 for development of the loan portfolio. Financing activities provided $6,725,000 in cash, which included $5,720,000 in borrowings, $561,000 from the sale of 11% subordinated notes and $470,000 from the sale of 13% secured notes. The result of these activities was a net increase in cash of $375,000 which increased available cash to $834,000.

        In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation, which provides for the initiation of a $20,000,000 revolving credit facility (the "Credit Facility"). The agreement provides for interest at the prime rate plus 1.25% (equal to 6% at September 30, 2002). Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement. Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company. The Agreement matures December 31, 2004. There was $5,720,000 outstanding on the Credit Facility at September 30, 2002.

        At September 30, 2002, Equinox had a net worth of $2,860,000 compared to the minimum requirement under the Credit Facility of $3,000,000. The shortfall was subsequently cured by capital contributions from EquiFin, Inc. The operating results for Equinox will not be adequate to continue meeting this net worth requirement during the fourth quarter of 2002 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required. In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through September 30, 2002, operated as a negative cash flow business. EquiFin has provided operating cash to Equinox to cover such cash shortfalls. EquiFin is continuing its private placement of notes so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage.

        If EquiFin is unable to sell notes on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox' net worth and/or cash flow needs, Equinox would be required to attempt to negotiate a waiver with Foothill on the net worth requirement of its Credit Facility. There can be no assurance Foothill would consent to this request. If sufficient cash is not timely available for Equinox' operating needs, a reduction in operating expenses would be required to continue Equinox' operations.

        Advances by the lender under the Credit Facility for loans initiated by Equinox are equal to 85% of the capital provided to the borrower, with Equinox providing the additional 15% of capital. In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio. Through September 30, 2002, $561,000 of 11% subordinated notes and $470,000 of 13% secured notes had been sold. The Company is continuing its placement of notes in view of the requirement that the Company has 15% invested in each loan that is initiated under the Credit Facility. The growth of Equinox' loan portfolio during 2003 will be dependent on the Company's ability to raise additional capital.

CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's other management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD LOOKING STATEMENTS

        This quarterly report for the quarter ended September 30, 2002, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of, or achievements by the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward-looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company's inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company's ability to originate new credit facilities and grow, and could increase the amount of the Company's nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company's credit facilities; (vi) the Company's inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company's inability to attract and retain qualified personnel.

PART II—OTHER INFORMATION

        Items 1, 3, 4 and 5 are not applicable.

Item 2.    Changes in Securities

        (A) and (B) are not applicable

        In the third quarter of 2002 the Company sold $470,000 principal amount of 13% secured notes due September 30, 2006 ("Notes") to two purchasers. The purchasers of such Notes also received 470,000 warrants, each entitling the holder to purchase one share of the Company's common stock for $.25 per share and expiring July 31, 2007 ("Warrants"). All purchasers of securities were "accredited investors" within the meaning of the Securities Act of 1933, as amended (the "Act"). The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act.

        In August 2002, the Company issued options to purchase 80,000 shares of common stock at an exercise price of $.22 per share to each of Messrs. Craig and Vogel. The options expire July 31, 2012. The options were issued pursuant to an exemption contained in Section 4(2) of the Act.

Item 6.    Exhibits and Reports on Form 8-K—None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.
Dated: November 13, 2002	By:	/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr. President Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter M. Craig, Jr., Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of EquiFin, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr. Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel T. Murphy, Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of EquiFin, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and;

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ DANIEL T. MURPHY Daniel T. Murphy Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Walter M. Craig, Jr., President and Chief Executive Officer, and Daniel T. Murphy, Chief Financial Officer, of EquiFin, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

  (1)
  the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2002	/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr. President and Chief Executive Officer
/s/ DANIEL T. MURPHY Daniel T. Murphy Chief Financial Officer

A-1

QuickLinks

EQUIFIN, INC., AND SUBSIDIARIES
INDEX
EQUIFIN, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET September 30, 2002 (In thousands, except par value)
EQUIFIN, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts, Unaudited)
EQUIFIN, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts, Unaudited)
EQUIFIN, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands, Unaudited)
EQUIFIN, INC., AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands, Except Per Share Amounts, Unaudited)
EQUIFIN, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K—None.
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002