Form 10-K
period 2002-12-31
EQUIFIN INC
filed 2003-04-15
CIK 806011

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to .

Commission File No. 1-9547

EQUIFIN, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-3256265 (I.R.S. Employer Identification No.)
1011 Highway 71, Spring Lake, NJ 07762 (Address of Principal Executive Offices) (Zip Code)
(732) 282 - 1411 (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Registrant's revenues for 2002 were $1,619,000.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $1,402,755 based upon the closing price of the registrant's common stock, $.01 par value, as reported by the American Stock Exchange on April 1, 2003 which was $.24.

        The number of shares of the registrant's common stock, $.01 par value, outstanding on March 6, 2003: 7,597,064.

PART I

ITEM 1: BUSINESS

Introduction and Business Development

        EquiFin, Inc. (the "Company") was organized under the laws of the State of Delaware in 1984. Since the third quarter of 2000, the Company has pursued the strategy of liquidating assets from its previous line of business and directing its efforts and assets to building a diverse, commercial finance company that provides various forms of structured credit to small and mid-sized business enterprises. In pursuit of this strategy, the Company has discontinued and divested itself of unprofitable manufacturing operations, extinguished debt related to those operations and, commencing at the start of 2002, focused all of its resources on building a commercial finance company. The Company is still in the early stage of its development as a finance company and currently has structured credits principally in the form of accounts receivable funding and senior secured loans. As the Company develops this business, such structured credits may also include subordinated secured loans, bridge loans, convertible loans, loan guarantees and other similar opportunistic situations.

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

        Until the second quarter of 2001, the Company's principal line of business consisted of the operations of its wholly-owned subsidiary, Chemtrusion, Inc. ("Chemtrusion"), based in Houston, Texas and Jeffersonville, Indiana. Chemtrusion provided various out-sourcing services to the petro-chemical industry including research, manufacturing and facilities operations for major multi-national companies. During the second quarter of 2001 the Company began negotiations for the sale of Chemtrusion to Chemtrusion's President and decided to treat Chemtrusion's operations as discontinued. Those negotiations were successful and the sale of Chemtrusion was concluded on September 28, 2001 to a company controlled by Chemtrusion's former president. The sale price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000 payable in twenty equal quarterly principal payments with the final payment due September 30, 2006 (which was subsequently exchanged for $200,000 cash as a post-closing adjustment) and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating a facility located in Jeffersonville, Indiana, through December 31, 2006. In December 2002, the Company received a prepayment of $300,000 in lieu of estimated payments of $400,000 due for the year 2003 and charged the $100,000 discount to expense. During the fourth quarter of 2001 the Company changed its name from InterSystems, Inc. to EquiFin, Inc., to reflect its new business focus as a finance company.

        Currently, the Company places the principal amount of its structured credits through its 81% owned subsidiary, Equinox Business Credit corp. ("Equinox"), which commenced pursuing finance opportunities during the first quarter of 2002. Equinox was formed during the fourth quarter of 2001 and initiated its business activities during the first quarter of 2002. Equinox provides asset-based credits of $500,000 to $3,000,000 to small, mid-size, operating businesses. During 2002, Equinox began building the infrastructure for its loan operations, as well as marketing itself to potential borrowers. At the close of December 2001, Equinox entered into a revolving credit facility with Foothill Capital Corporation which provides capital to Equinox of up to $20,000,000 for development of its loan portfolio (the "Foothill Facility"). See "Management Discussions and Analysis of Financial Conditions and Results of Operations.

        The Company had revenues from continuing operations of $1,619,000 and $330,000 for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, the Company reported a loss from continuing operations of $(1,334,000), and a net loss for the year of $(1,111,000), as compared to a loss from continuing operations of $(906,000) and a net loss of $(4,027,000) for the year ended December 31, 2001. The net loss for the year ended December 31, 2002 included income from discontinued operations of $223,000 and the net loss for the year ended December 31, 2001 included a loss from discontinued operations of $(3,121,000).

Asset Based Lending and Factoring

        The Company's initial and primary business focus in pursuit of its strategy to develop a diverse finance company is to build an asset-based lending group through Equinox. Equinox is eighty-one percent (81%) owned by the Company, with the remaining 19% owned by Management of Equinox. Equinox commenced its operations in the first quarter of 2002 by providing asset-based loans of between $300,000 to $3,000,000 to small and mid-sized businesses. During 2002, Equinox' activities focused on building the infrastructure for its loan operations as well as marketing itself to potential borrowers. Through Equinox Factors, a separate division, Equinox provides factoring finance (purchasing of accounts receivable) to small, mid-size enterprises.

        The Company's principal operating philosophy is to establish structured credit facilities and loans that are secured in their repayment by the assets of the enterprise receiving the capital assistance. A secured position against assets of a borrowing enterprise does not insure recoupment of the Company's capital investment, but it does provide a degree of asset coverage on the capital placed with the enterprise and enables the Company, as a lien holder, to both sell assets if the credit facility is not being repaid and/or participate in any discussions or negotiations which might surround the Company's restructuring if a borrowing enterprise encounters difficulty in its business.

        The Company targets companies that are unable to obtain funding through more traditional commercial bank loans. This enables the Company to achieve aggressive current yields. These situations present themselves where a borrower might be expanding into a new opportunity, reducing its business due to recent challenges, introducing a new product or service, or where management desires to acquire the borrower's business from its current owners. The Company's credit could be extended in connection with refinancings, reorganizations, turnarounds, debtor-in-possession ("DIP") and post-DIP transactions. The Company intends to primarily focus on providing credit to the following industries: manufacturers, importers, wholesalers, distributors and service companies. The Company maintains a large and diverse referral network, including brokers, accountants, lawyers, consultants, workout departments at commercial banks and others, including regional lenders and finance companies and investment bankers, all of whom, from time-to-time, provide potential opportunities.

        During 2002, Equinox closed a total of five asset-based facilities. The maximum amount borrowed under any such facility was $3,000,000. As of December 31, 2002, Equinox had three asset-based loan credit facilities outstanding, with the aggregate maximum loans permitted to be borrowed thereunder of $5,600,000 and total loans outstanding of $3,965,000.

        Through its factoring facilities, Equinox purchases, at a discounted price, the accounts receivable of a customer. The customer receives a payment on this sale as a percentage of the invoice and Equinox, as the purchaser, becomes legally entitled to receive payment from the account debtor. As of December 31, 2002, the Company's investment in such accounts receivable totaled $1,340,000 with respect to the purchase of approximately $2,001,000 of gross amount of accounts receivable, which were sold by 11 unaffiliated companies located throughout the United States. These enterprises are engaged in various service and distribution businesses. The terms of the accounts receivable that were purchased require payment typically within 30 to 60 days from the date of the invoice giving rise to the receivable.

        The Company will sometimes extend financing in order to take advantage of opportunistic situations that do not fit into Equinox' business objective and lending criteria. This financing has, to date, been in the form of participations in secured credit facilities. As of December 31, 2002, the Company's participation in these credit facilities aggregated $792,000. In the future, the Company anticipates that it will enter into other credit facilities, participations or financing arrangements that are consistent with its operating philosophy, but do not fit within Equinox' lending criteria.

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

        In total at December 31, 2002, the Company, through participations, asset-based loans, factored accounts and other term loans, had structured, credit commitments of approximately $8,700,000.

Proposed Acquisition of Celtic Capital Corp.

        In March 2003, the Company signed a non-binding letter of intent to acquire all of the shares of capital stock of Celtic Capital Corporation ("Celtic"), a privately-held asset-based finance company located in Santa Monica, California. Celtic currently has an asset-based loan portfolio encompassing approximately 28 loans of between $300,000 and $2,500,000 and a total portfolio of approximately $23,000,000. For the year ended December 31, 2002, Celtic had revenues of $4,600,000; as of such year end, its assets and liabilities each totaled approximately $23,000,000.

        In accordance with the letter of intent, as modified by subsequent negotiations, the Company has reached a non-binding understanding with the stockholders of Celtic, to acquire all of their shares of capital stock of Celtic, in exchange for the following to be delivered at the closing of the transaction: 1,500,000 shares of the Company's common stock; shares of a newly issued series of 6% Cumulative Convertible Preferred Stock, having an aggregate stated value of $750,000; and a cash payment of $475,000. Celtic representatives will have the right to appoint two nominees to the Company's six person board of directors. In addition, Celtic's two executive officers will receive 5-year employment contracts. Subject to approval of the Company's stockholders, the Company plans to change its name to Celtic Capital Corp.

        The consummation of the acquisition is subject to: the satisfactory completion of a due diligence review of Celtic by the Company, and the satisfactory review of the Company by Celtic; the preparation, execution and delivery of a definitive stock purchase agreement and other legal documentation satisfactory in all respects to each party; and the Company's obtaining at least $2,000,000 of debt or equity financing prior to the closing.

Competition

        The business finance field is highly competitive, with business developed primarily on the basis of customizing transaction structure, client service and relationships, and payment terms. The Company is subject to competition from many similarly situated finance companies, and to a lesser extent smaller banks, who have greater resources and capital.

        By providing $300,000 to $3,000,000 in sub-investment grade, asset-based financing, the Company believes it fills a void in the capital marketplace created by the recent consolidation of smaller asset-based lenders in the commercial finance industry. The Company is also positioned to take advantage of the recent restriction of credit by commercial banks to this market. Due to their operating size, the larger asset-based lenders have increasingly moved away from credits under $3 million as well as credits that are perceived to be of a higher risk due to the absence of a consistent, positive cash flow history, or where a turnaround situation is present or where a company might be reorganizing under bankruptcy protection. Although these companies are not traditional credits, many are rich in collateral and able to support asset-based credit as offered by the Company. In addition, by offering asset-based lending, factoring and "one-off" financing accommodations, the Company can differentiate itself from competitors and better structure a transaction to meet the needs of its clients.

        The Company also believes that larger finance companies also lack the flexibility and the timely response necessary to service this market. In the market for sub-investment grade, asset based financing, where potential clients are often distressed, the ability to move quickly is critical. The Company has been structured to address the small, mid-size business needs and to react quickly to fund deals in two to four weeks as compared to most commercial finance companies that require 45 to 60 days.

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

Employees

        The Company currently employs nine persons who are full time employees, in executive, administrative and clerical capacities and two part time individuals. None of the Company's employees are represented by a union.

ITEM 2: PROPERTIES

        The Company rents executive office suites comprising approximately 1,600 square feet, on a month-to-month basis, in an executive office which is located at 1011 Highway 71 in Spring Lake, New Jersey. The Company's monthly rent for this space is $2,300, which was reduced to $1,800 a month, beginning 2002. This space is rented from an affiliated entity controlled by the Company's Chief Executive Officer.

        The Company's principal subsidiary, Equinox Business Credit Corp., occupies approximately 3,800 square feet of space at 120 Wood Avenue South, Iselin, New Jersey 08830, pursuant to a lease that commenced on January 1, 2002. The lease has a term of three years. The annual rent for the first, second and third years of the term is $115,230, $120,991 and $126,753, respectively.

        Equinox Factors (a division of Equinox Business Credit Corp.) rents office space of 1,329 square feet in Tampa, Florida. The monthly rent is approximately $2,160 under a lease which expires August 31, 2003.

        The Company believes that its office space is adequate for its current and reasonably foreseeable future needs.

ITEM 3: LEGAL PROCEEDINGS

        At the present time, the Company is not a party to any lawsuits that are expected to have a material adverse effect on the business, operations or financial condition of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        On November 19, 2002, the Company held its 2002 Annual Meeting of Stockholders at which stockholders elected Walter M. Craig and Allen H. Vogel as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2005, and in each case, until their successors are duly elected and qualified. The results of the voting for each nominee were as follows:

Name of Nominee	Votes For	Votes Withheld
Walter M. Craig, Jr.	5,547,068	80,670
Allen H. Vogel	5,531,068	96,670

        Daniel T. Murphy, Lee A. Albanese, Thomas D. Werblin and John E. Stieglitz who were directors of the Company at the time of the 2002 Annual Meeting of Stockholders, continue to serve as directors of the Company together with Mr. Craig. Mr. Vogel resigned as a director in December 2002. At the 2002 Annual Meeting, stockholders also approved an amendment to the Company's 1997 Stock Option Plan (the "Amendment to the Plan"), increasing the number of shares authorized for issuance from 875,000 shares to 1,250,000 shares. 5,309,140 shares voted in favor of the Amendment to the Plan, 307,905 shares voted against the Amendment to the Plan and 10,693 shares abstained from voting on the Amendment.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        a.    Market Information.    The Company's Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol "II". The table below sets forth, for the period indicated, the high and low closing prices of the Common Stock.

Fiscal 2001	High	Low
First Quarter	$.3125	$.12
Second Quarter	.64	.16
Third Quarter	.40	.12
Fourth Quarter	.45	.11
Fiscal 2002	High	Low
First Quarter	$.54	$.30
Second Quarter	.40	.28
Third Quarter	.33	.16
Fourth Quarter	.34	.17

        The closing price of the Common Stock on April 11, 2003 was $.33.

        b.    Holders.    As of March 31, 2003, there were, to the best of the Company's knowledge, approximately 149 holders of record of the Company's Common Stock.

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

        In November 2002 the Board of Directors of the Company resolved to extend the expiration date of the Company's outstanding publicly traded common stock purchase warrants (AMEX: II, WS) from December 31, 2002 until December 31, 2003 and to lower the exercise price of these warrants from $1.25 per share to $1.00 per share. The Company had previously extended the expiration date of such warrants; including in October 2001 when the expiration date was extended from December 31, 2001 until December 31, 2002 and the exercise price was lowered from $2.00 per share to $1.25 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 2002, there were approximately 1,114,852 public warrants outstanding.

        d.    Recent Sales of Unregistered Securities.    In the fourth quarter of 2002, the Company sold an aggregate of $150,000 principal amount of 13% secured notes due September 30, 2006 ("Notes") to two purchasers. The purchasers of the Notes also received an aggregate of 150,000 warrants, each entitling the holder to purchase one share of the Company's common stock for $.25 per share. The warrants expire on July 31, 2007. All purchasers of securities were "accredited investors" within the meaning of the Securities Act of 1933, as amended (the "Act"). The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act.

        All other sales of unregistered securities during 2002 have previously been reported in the Company's Quarterly Reports on Form 10-QSB.

e.    Securities Authorized for Issuance Under Equity Compensation Plans.

        The following table provides information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders as of December 31, 2002.

Plan Category	Number of shares to be issued upon Exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Shares remaining available for future issuance under equity compensation plans (excluding shares shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,065,000	$1.22	585,000
Equity compensation plans not approved by stockholders	1,155,000.54		0

Material Features of Non-statutory Options and Warrants

        The Company's Non-statutory Options and Warrants consist of individual grants of options and warrants to employees, advisors and consultants the material features of which are described below:

  (i)
  430,000 options that were granted in October 2001 to officers, employees and directors of the Company, each of which has an exercise price of $.40 per share and expires in June 2006. As of December 31, 2002, except for 60,000 of such options, all such options were exercisable. The remaining options become exercisable based upon the duration of employment of certain optionees.

  (ii)
  185,000 options were granted to Walter M. Craig, Jr., the Company's Chairman of the Board and the Chief Executive Officer, in 2001, pursuant to his employment agreement (these options were in addition to the 215,000 options that were granted to Mr. Craig in 2001 pursuant to the Company's 1997 Stock Option Plan). 35,000 of such options have an exercise price of $.75 per share, and of the remaining options, 50,000 options have an exercise price of $1.00 per share, 50,000 options have an exercise price of $1.25 per share and 50,000 have an exercise price of $1.50 per share. The options expire in March 2011 and do not become exercisable until September 2010, subject to earlier exercisability if the Company attains certain cumulative earnings thresholds. See Employment Arrangements—Craig Agreement.

  (iii)
  50,000 warrants were granted in August 1997 in connection with the lease of certain equipment by the Company. The warrants expire in July 2003 and have an exercise price of $1.00.

  (iv)
  305,000 warrants were granted in 2001 to consultants who assisted the Company in 2001 in obtaining its working capital credit facility from Foothill Capital Corp. ("Foothill") in the fourth quarter of such year. 225,000 of such warrants have an exercise price of $.50 per share and expire in December 2006 and 80,000 of such warrants have an exercise price of $.40 per share and expire in December 2007.

  (v)
  160,000 options that were granted in August 2002, each having an exercise price of $.22 per share and expiring July 31, 2012; 80,000 of which were granted to Walter M. Craig, Jr., and 80,000 of which were granted to Allen H. Vogel. As of December 31, 2002; 50,000 and 50,000 of such options granted to Messrs. Craig and Vogel, respectively, were exercisable. The remaining options granted to each of Messrs. Craig and Vogel become exercisable in 10,000 option increments on each of August 1, 2003, 2004, 2005 and 2006; subject to earlier exercisability (i) in the case of Mr. Craig, based upon gross proceeds of capital raised by the Company after August 1, 2002, and (ii) in the case of Mr. Vogel, based upon the amount of asset-based loans closed by Equinox after August 1, 2002.

  (vi)
  25,000 options granted to two employees in March 2002. 10,000 of such options having an exercise price of $.43 and 15,000 having an exercise price of $.40 and all expire December 31, 2006. One-third of the options become exercisable March 4, 2003; one-third become exerciseable March 4, 2004 and one-third become exerciseable March 4, 2005.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for Years Ended December 31, 2002 and 2001

        In March of 2001, the Company began the process of transitioning the Company from a manufacturing enterprise to a diversified finance company. As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business. As a consequence of the Company's new strategic initiative of providing structured capital to small and mid-size enterprises, the Company's continuing operations for the years ended December 31, 2002 and 2001, reflects revenues of $1,619,000 and $330,000, respectively, from interest and fees earned from the Company's portfolio of structured capital placements. The increase of $1,289,000 is the result of asset-based loans made by the Company as it developed its business during 2002 and the inclusion of fees for a full year of the Company's factoring operations. The Company anticipates that revenues from these activities will grow as it pursues its plan of developing a finance company. Revenues for the year ended December 31, 2002, included $209,000 of fees that were earned in relation to the liquidation of two loans during the year.

        Selling, general and administrative expenses have increased for the year ended December 31, 2002, by $1,052,000 over 2001. This increase relates to the hiring of senior executives and staff, as well as other operating expenses incurred to enable the Company's structured capital efforts to expand and in anticipation of increased lending activities. The increase primarily includes salaries of $698,000, insurance of $93,000 and rent of $113,000 related to the start-up of the Company's subsidiary, Equinox, a full year of operations for the factoring division, and an increase in professional fees of $144,000.

        In 2002, a discount for $100,000 was incurred in relation to a prepayment of amounts due in 2003 from a sharing in future management fees due from Chemtrusion, which was sold in the fourth quarter of 2001.

        Interest expense increased by $630,000 during 2002 as compared to 2001 primarily due to the initial borrowings under a $20,000,000 credit facility which the Company has (through its subsidiary, Equinox Business Credit Corp.) from Foothill Capital Corp., a division of Wells Fargo Bank. This credit facility provides credit for the proposed expansion of the Company's asset-based loan activities. Interest expense also increased due to the private placement of 11% subordinated notes and 13% secured notes. The increase also includes $240,000 for amortization of loan costs.

        The income from discontinued operations in 2002 includes $84,000 of state tax refunds and $19,000 in net proceeds from consigned inventory related to Intersystems Nebraska which was sold in 1999. The income on disposal is a reversal of unneeded reserves previously recorded on the sale of Chemtrusion in 2001.

        The loss on discontinued operations for 2001 relates to the sale of Chemtrusion as described in Note 9 to the consolidated financial statements.

Critical Accounting Policies

        The Company's critical accounting policies as described in Note 1 relate to revenue recognition and credit losses. With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements. The Company provides a reserve for possible loan losses. The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan. This collateral is audited by the Company on a quarterly basis. Uncertainty in the Company's ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default. The Company has been providing an allowance for credit losses to mitigate any such shortfall. The allowance at December 31, 2002, is $86,000 and should increase further based upon future growth of the loan portfolio.

New Accounting Pronouncements

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148, effective January 1, 2003. The Company is currently evaluating the requirements and does not believe that the adoption of SFAS No. 148 will have any material impact on its consolidated financial statements.

        The Company was notified by the American Stock Exchange ("AMEX") that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance. The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it accepted the proposed plan and granted the Company an extension of eighteen months to regain compliance with the AMEX' continued listing standards. During this period, the Company's common stock will continue to trade on the AMEX, but the Company will be subject to periodic review during the extension period. Failure by the Company to make progress consistent with the plan, or to regain compliance with the continued listing standards by the end of the extension period, could result in the Company being delisted from the AMEX.

Liquidity and Capital Resources

        Cash used in operating activities amounted to $1,083,000 for the year ended December 31, 2002. Lending activities required cash of $3,637,000, which included $4,347,000 for development of the loan portfolio which was offset to an extent by $700,000 of proceeds received from the Chemtrusion receivable. Financing activities provided $4,649,000 in cash, which included $3,773,000 in borrowings, $566,000 from the sale of 11% subordinated notes and $620,000 from the sale of 13% secured notes.

The result of these activities was a net decrease in cash of $71,000 which reduced available cash to $388,000.

        In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the "Agreement") with Foothill Capital Corporation, which provides for the initiation of a $20,000,000 revolving credit facility (the "Credit Facility"). The agreement provides for interest at the prime rate plus 1.25% (equal to 5.5% at December 31, 2002). Equinox was permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement. In the first quarter of 2003, the Credit Facility was amended to permit availability of 90% of Equinox' qualifying receivables for the period from February 3, 2003 through July 31, 2003. Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company. The Agreement matures December 19, 2004. There was $3,773,000 outstanding on the Credit Facility at December 31, 2002.

        At December 31, 2002, Equinox had a net worth of $2,773,943 compared to the minimum requirement under the Credit Facility of $3,000,000. $54,212 of the shortfall was subsequently cured by capital contributions from EquiFin, Inc. and a waiver of this requirement was obtained from Equinox' lender permitting the Equinox net worth to be $2,600,000 until June 30, 2003 when it would be required to have a net worth of $3,900,000. The operating results for Equinox will not be adequate to establish this net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required. In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through December 31, 2002, operated as a negative cash flow business. EquiFin has provided operating cash to Equinox to cover such cash shortfalls. EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

        If EquiFin is unable to raise capital on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox' net worth and/or cash flow needs, Equinox would be required to attempt to negotiate a waiver with Foothill on the net worth requirement of its Credit Facility. There can be no assurance Foothill would consent to this request. If sufficient cash is not timely available for Equinox' operating needs, a reduction in operating expenses would be required to continue Equinox' operations.

        Advances by the lender under the Credit Facility for loans initiated by Equinox were equal to 85% of the capital provided to the borrower, with Equinox providing the additional 15% of capital. In the first quarter of 2003, the credit facility was amended to permit availability based on 90% of Equinox' qualifying receivables for the period from February 3, 2003, through July 31, 2003.

        In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio. Through December 31, 2002, $591,750 of 11% subordinated notes and $620,000 of 13% secured notes had been sold.

        In the first quarter of 2003, the Company sold $250,000 of 15% secured, participation notes due June 30, 2003. Interest is payable quarterly and the note is secured by a secured loan extended by the Company of $568,000. If the note is not paid in full by June 30, 2003, the holder is entitled to an additional one quarter share of common stock for each dollar invested for each calendar quarter until the note is repaid. The Company is continuing its capital formation activities in view of the requirement that the Company have 15% invested in each loan that is initiated under the Credit

Facility. The growth of the Company's portfolio of structured credit during 2003 will be dependent on the Company's ability to raise additional capital.

Forward Looking Statements

        This annual report for the year ended December 31, 2002 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company's inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company's ability to originate new credit facilities and grow, and could increase the amount of the Company's nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company's credit facilities; (vi) the Company's inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company's inability to attract and retain qualified personnel; and (vii) the Company's dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

Item 7:    FINANCIAL STATEMENTS:

        The financial statements filed as part of this report include:

Page
Reports of Independent Public Accountants	F-2 & 3
Consolidated Balance Sheet as of December 31, 2002	F-4
Consolidated Statements of Operations for the years Ended December 31, 2002 and 2001	F-5
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002 and 2001	F-6
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-8 & 9
Notes to Consolidated Financial Statements	F-10 to F-19

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Information regarding the Company's change of accountants from BDO Seidman, LLP to J.H. Cohn LLP was previously disclosed in the Company's Current Report on Form 8-K for Event of February 4, 2003.

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

Name	Age	Director of The Company Since	Term as Director Expires In
Walter M. Craig, Jr.	49	1993	2005
Daniel T. Murphy	64	1986	2003
Lee Albanese	46	2001	2003
Thomas D. Werblin	48	2001	2004
John E. Stieglitz	72	1991	2004

Principal Occupation Over the Past Five Years and Other Directorships of Nominee or Director

        Walter M. Craig, Jr.    Mr. Craig has been the President and Chief Executive Officer of the Company since August 2000. He has been Chairman of the Board of Directors since April 2001. For the prior eight years, Mr. Craig was President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the "Fund"), a Delaware limited partnership which makes collateralized loans to companies. Since 1987, Mr. Craig has been a Director of Seitel, Inc. ("Seitel"), a New York Stock Exchange Company involved in the development and sale of seismic information to the oil and gas industry. Since 1999 Mr. Craig has also been managing director and the sole member of Coast Capital. He also served as Executive Vice President and Chief Operating Officer of Helm Capital Group, Inc. ("Helm"), a publicly held company, from 1993 until November 1999.

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

        Lee A. Albanese    has been a director of the Company since October 2001. He has been engaged in the private practice of corporate and securities law in New Jersey since 1982. He has been a partner at the law firm of St. John & Wayne, L.L.C. for over five years.

        Thomas D. Werblin    Mr. Werblin has been a director of the Company since April 2001. From July 1996 until the present he has been Executive Vice President of Creative Childrens Group, developing a comprehensive licensing program for an educational television program. From January 1995 until July 1996, Mr. Werblin was Senior Vice President of Marketing and Communications for New York City Off-Track Betting Corporation. Prior to such time, Mr. Werblin held other marketing and operational executive positions, including being Senior Vice President, Chief Operating Officer and General Manager of Cosmos Soccer Club, a division of AOL-Time Warner.

        John E. Stieglitz    Mr. Stieglitz was elected to the Board of Directors of the Company in December 1991. Mr. Stieglitz is Chairman Emeritus of Conspectus, Inc., a privately held company engaged in providing consulting services to the professional investment communities in the area of executive recruiting. Mr. Stieglitz has been a director of Seitel since 1989.

SIGNIFICANT EMPLOYEES

        In addition to Messrs. Craig and Murphy, the Company has one additional significant employee. Allen H. Vogel, 53, has served as President of Equinox Business Credit Corp, a subsidiary of the Company ("Equinox"), from November 2001 until the present. Mr. Vogel served as a director of the Company through its initial start-up as a finance company from April 2001 until his resignation in December 2002. From January 2000 until the present he has also been President and a Director of Alladin Investments, Inc., a privately held enterprise that owns a small plastic products company. Mr. Vogel was a Senior Vice President of Century Business Credit Corp. from 1990 until December 1999 and Vice President of Fidelcor Business Credit Corp. from 1984 until 1990. Both Century Business Credit Corp. and Fidelcor Business Credit Corp. were involved in providing asset-based term and revolving loans.

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

ITEM 10: EXECUTIVE COMPENSATION

        Set forth below is certain information with respect to cash and non-cash compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers who earned at least $100,000 during 2002 (such officers, the "Named Executive Officers"). See "Employment Arrangements; Termination of Employment Arrangements" below.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Shares of Common Stock Underlying Options		All Other Compensation
Walter M. Craig, Jr.	2002	$191,432		$20,000		80,000
President and Chief	2001	142,321		20,000	—	400,000
Executive Officer from 8/15/00 until present(1)	2000	11,076		—	—
Allen H. Vogel	2002	185,000		20,000		80,000
President of Equinox Business Credit Corp. from November 2001 until present(1)	2001	28,124	*	—		220,000	(2)
Daniel T. Murphy	2002	105,413		6,000
Chief Financial Officer	2001	141,281		—	—	30,000
	2000	25,865		—	—

* Paid as consulting fees.

(1)
No information is provided for years prior to 2001, as Mr. Vogel was not employed by the Company prior to such year.

(2)
Mr. Vogel was awarded 19% of the outstanding common stock of Equinox, subject to forfeiture under certain conditions if he is terminated for cause, as defined in his employment agreement. See "Employment Arrangements—Vogel Agreement".

STOCK OPTIONS

        The following two tables provide information on stock option grants made to the Named Executive Officers in 2002, options exercised during 2002, and options outstanding on December 31, 2002.

STOCK OPTION GRANTS IN 2002

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002(1)	Exercise Price Per Share	Expiration Date
Walter M. Craig, Jr.	80,000(2)	43%	$.22	7/31/12
Allen H. Vogel	80,000(3)	43%	$.22	7/31/12

(1)
All figures represent the percentage of options granted to all employees during 2002.

(2)
50,000 of these options are currently exercisable. 10,000 of the remaining 30,000 options become exercisable on each of August 1, 2003, 2004, 2005 and 2006; provided that such 30,000 options that are not immediately exercisable may become exercisable at the rate of 10,000 options for each $250,000 of gross proceeds of capital raised by the Company after August 1, 2002.

(3)
50,000 of these options are currently exercisable. 10,000 of the remaining 30,000 options become exercisable on each of August 1, 2003, 2004, 2005 and 2006; provided that such 30,000 options that are not immediately exercisable may become exercisable at the rate of 10,000 options for each $1,500,000 of asset-based loan credit facilities (based upon availability and not actual borrowing) closed by Equinox after August 1, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

        There were no common stock purchase options exercised during 2002 by any of the Named Executive Officers. The following table sets forth certain information regarding options held by the Named Executive Officers as of December 31, 2002.

Name	Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Number of Options Exercisable/ Unexercisable	Value of Unexercised In the Money Options Fiscal Year End Exercisable/Unexercisable(1)
Walter M. Craig, Jr.	—	—	150,000/330,000	— / —
Daniel T. Murphy	—	—	30,000/0	— / —
Allen H. Vogel	—	—	260,000/40,000	— / —

(1)
All Options were out-of-the-money based upon the closing sales price of the Company's common stock on December 31, 2002.

EMPLOYMENT ARRANGEMENTS

        The specific material terms of the agreements for the Named Executive Officers of the Company are set forth below.

Craig Agreement

        In April 2001, Mr. Craig entered into an employment agreement with the Company which provides for his employment as President and Chief Executive Officer of the Company for a term ending on March 31, 2006, with a three-year evergreen renewal feature thereafter. The agreement provided for a base salary of $185,000 for the remainder of 2001, with annual increases, for each calendar year during the term of the contract, based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous calendar year (which resulted in a base salary of $191,432 for 2002 and has resulted in an annual salary of $197,000, commencing July 1, 2003). Mr. Craig is also entitled to receive an annual bonus equal to the greater of (i) $20,000 or (ii) 5% of the Company's consolidated pre-tax profits.

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

        Mr. Craig's employment agreement also provides for the grant to him of 100,000 common stock purchase options, each having an exercise price of $.25 per share, expiring in March 2011 and which are immediately exercisable. Mr. Craig's employment contract also provides for the grant to him of a total of 300,000 common stock purchase options each expiring in March 2011 and which do not become exercisable until September 2010. The options are comprised of six groups, each in the amount of 50,000 options and having exercise prices of $.25, $.50, $.75, $1.00, $1.25 and $1.50. The options may become exercisable prior to September 2010 based upon the Company's achieving specified levels of cumulative pre-tax earnings during the term of the contract. The options with the $.25 exercise price will become exercisable pro-rata based upon the Company's cumulative pre-tax earnings during the term of the contract up to an earnings threshold of $500,000 (so that, for example, when cumulative pre-tax earnings have totaled $250,000 one-half of such options would be exercisable). This earnings level increases by $500,000 with each increase of $.25 in exercise price, so that, for example, the options with an exercise price of $.50 will become exercisable for cumulative pre-tax earnings of between $500,001 and $1,000,000 and the options with an exercise price of $1.50 will become exercisable based upon cumulative pre-tax earnings of between $2,500,001 and $3,000,000.

Murphy Agreement

        Mr. Murphy is employed by the Company as its Chief Financial Officer under an agreement among Mr., Murphy, Tatum CFO Partners, LLP. ("Tatum"), of which Mr. Murphy is a partner, and the Company. The term of such agreement originally commenced on July 23, 2001 and terminated on October 31, 2001. The agreement has continued since the original termination date on a month to month basis. Pursuant to such agreement, Mr. Murphy is paid at least $8,333 per month and Tatum is paid a monthly fee of $1,667, based upon Mr. Murphy's devoting two days per week to the Company's business. Mr. Murphy and Tatum are entitled to a fee of $1,250 and $250, respectively, per day for each day that Mr. Murphy devotes to the Company's business in addition to the two specified days.

Vogel Agreement

        In December 2001, Mr. Vogel entered into an employment agreement with Equinox, which provides for his employment as President and Chief Executive Officer of Equinox for a term commencing on December 20, 2001 and terminating on December 19, 2004, with a two-year evergreen feature thereafter. The agreement initially provided for a base salary of $185,000, with annual increases, for each calendar year during the term of the contract, commencing with 2003, based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous calendar year; provided that for every $15,000,000 in excess of $20,000,000 of loans that Equinox has committed to fund, pursuant to outstanding credit facilities, as of December 31 of each year during the term, Mr. Vogel's base salary for the next succeeding calendar year will increase by $25,000. Mr. Vogel is also entitled to receive an annual bonus equal to the greater of (i) $20,000; and (ii) 5% of Equinox's earnings before taxes before operations.

        If, at any time during the term of his employment agreement, directors are elected by stockholders and immediately following such election individuals recommended by Coast Capital or Walter M Craig, Jr. do not constitute a majority of both Equinox's and the Company's directors or the common stock of Equinox or the Company is acquired through a tender offer, contract purchase or otherwise, such that at the next meeting of stockholders that is called to elect the Equinox's or the Company's Board of Directors, Coast Capital, either directly or through appointees, does not control a majority of the seats on the Company's or Equinox's Board of Directors, then Mr. Vogel is entitled to receive a payment equal to the greater of (x) 1% of the amount by which the value of the transaction exceeds the book value of the entity whose shares were purchased, as determined in accordance with GAAP as of the end of the last quarterly period prior to the closing of the transaction and as reflected in the Company's most recent quarterly report filed with the Securities and Exchange Commission, or (y) two times the average of Mr. Vogel's total compensation from the Company over the prior three years. Under such circumstances, Mr. Vogel's employment contract remains in full force and effect.

        Equinox is entitled to terminate Mr. Vogel's employment at any time if Equinox does not have sufficient capital to originate, maintain and fund at least $10,000,000 in asset based loans (not including accounts receivable purchased pursuant to factoring facilities). If Mr. Vogel is terminated under such condition, he will be entitled to receive an aggregate amount equal to one-half of his then annual base salary, which will be payable in equal installments over the six month period immediately following the termination of his employment. The Company has guaranteed the payment of such amount. Equinox has the ability to restrict Mr. Vogel's activities following the end of his employment so that he does not compete with Equinox for a period of eighteen months following the end of his employment period, subject to Equinox's payment of an amount equal to one-half of his then annual base salary plus one-twelfth of his then annual base salary for each month Mr. Vogel has performed services for Equinox during the employment period, subject to a cap of 150% of his then annual salary (i.e. eighteen months salary) together with certain other expenses. If Mr. Vogel is terminated as a result of the Company having insufficient capital to originate, maintain and fund at least $10,000,000 in asset-based loans, then any amount paid to Mr. Vogel with respect to such termination will be credited against amounts otherwise payable with respect to such non-compete restrictions. Mr. Vogel's activities will be restricted following the end of the employment period if he is terminated "for cause" (as defined in his employment agreement) or if he terminates his employment in breach of the agreement.

        In connection with his employment agreement, Mr. Vogel was issued such number of shares of Equinox's common stock that equaled 19% of all Equinox's capital stock. Mr. Vogel has certain rights to participate on a pro rata basis in any shares of capital stock that are offered by Equinox for sale to the Company. If Mr. Vogel's employment is terminated prior to the third year of his contract by Equinox "for cause" or by Mr. Vogel in breach of his employment agreement, then all of Mr. Vogel's shares of common stock of Equinox will be forfeited. If such termination occurs after the third year of his employment term, then Mr. Vogel will be entitled to retain one-third of the shares then owned by him; if the termination occurs after the fourth year of the term, he will be entitled to retain two-thirds of the shares then owned by him; and if the termination occurs after the fifth year of the term, he will be entitled to retain all of the shares owned by him.

        Subject to forfeiture, Equinox has the right to purchase all shares of capital stock of Equinox owned by Mr. Vogel at the "Option Purchase Price" (as hereinafter defined), if Mr. Vogel's employment is terminated by either Mr. Vogel or Equinox during the first five years of his employment period (unless Mr. Vogel terminates his employment as a result of Equinox's breach of his employment agreement or under certain other specified conditions). Subject to Mr. Vogel's having been employed by Equinox for at least five years, he has the right to sell to Equinox all of his shares, or any portion thereof aggregating at least 50% of all shares of each class owned by him, for the "Option Purchase Price", unless Mr. Vogel's employment was terminated "for cause" or Mr. Vogel terminated his employment agreement in breach thereof. If Mr. Vogel cannot or chooses not to exercise this "put option", Equinox has thirty days to exercise a call option to purchase all of Mr. Vogel's Equinox shares of capital stock.

        The "Option Purchase Price" is the fair market value of a share of each class of capital stock owned by Mr. Vogel that are being resold to Equinox, multiplied by the number of shares of such class that are being so sold. If Mr. Vogel and Equinox cannot agree on the value of each such class, then the determination is to be made by a qualified financial analyst or other qualified professional selected by the Equinox and Mr. Vogel, or qualified financial analysts or qualified professionals selected by them.

        The "Option Purchase Price" is payable by delivery of a promissory note having a one year maturity. Subject to certain limitations, the Company has the right to pay all or a portion of such note by delivery of shares of its common stock, each of which will be ascribed a value equal to the average closing sales price, as reported by the principal securities exchange on which its common stock then trades, over the 20 trading days immediately preceding the maturity date of the Note; in such case Mr. Vogel will have certain registration rights with respect to such shares. In the event the Company accepts a bona fide offer to purchase in excess of 50% of the shares of any class of EquiFin's capital stock then owned by it which are of a class included in the shares of Equinox capital stock owned by Mr. Vogel, Mr. Vogel is entitled to participate on a pro rata basis in such sale. In the event the Company accepts a bona fide offer to sell all of the shares of Equinox's capital stock that it owns, it has the right to require Mr. Vogel to sell all of his Equinox shares of capital stock in accordance with the same terms and conditions. Mr. Vogel has the right to assign all or a portion of the shares of Equinox capital stock that were issued to him in connection with his employment agreement to other employees of Equinox, subject to their execution of an agreement acceptable to Equinox and Mr. Vogel. Mr. Vogel plans to assign shares of common stock constituting one percent of Equinox's common stock to one such employee.

Compensation of Directors

        Non-employee directors receive a fee of $6,000 in cash and 25,000 common stock purchase options for each year of service they render to the Company. The cash fee is payable in two equal payments in each half of the year and is pro-rated to the extent a director did not serve as such for the entire year.    The common stock purchase options are also pro-rated (to the extent a director did not serve as such for the entire year) and are awarded as of January 1 of each year. Each such option entitles the holder to purchase one share of the Company's common stock at a price equal to the closing sales price of the Company's common stock, as reported by the American Stock Exchange, on the award date. The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of March 15, 2003 concerning the beneficial ownership of Common Stock (the Company's only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director, each of the Named Executive Officers and by all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(2)
BENEFICIAL HOLDERS
Walter M. Craig, Jr.	2,595,185	(3)(4)	25.5%
1011 Highway 71 Spring Lake, NJ 07762
Coast Capital Partners, LLC	1,942,935	(4)(5)	20.3%
1011 Highway 71 Spring Lake, NJ 07762
Herbert M. Pearlman	888,973	(5)(7)	10.5%
3 Sloan's Curve Drive Palm Beach, FL 33480
Fred S. Zeidman	638,163	(8)	7.8%
2104 Chilton Road Houston, TX 77019
OFFICERS, DIRECTORS AND OTHER NAMED EXECUTIVE OFFICERS NOT INCLUDED ABOVE
Daniel T. Murphy	55,232	(9)	*
John E. Stieglitz	99,472	(10)	1.3%
Allen H. Vogel	285,636	(11)	3.6%
Thomas D. Werblin	47,046	(12)	*
Lee A. Albanese	23,146	(13)	*
All executive officers and directors as a group (6 persons)	3,105,717	(14)	29.0%

(1)
Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2)
Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)
Includes shares issuable upon exercise of options expiring November 30, 2010 and having an exercise price of $.25 per share (100,000), options expiring July 31, 2012, and having an exercise price of $.22 per share ("2002 Options")(50,000), common stock purchase warrants expiring December 31, 2003, and having an exercise price of $1.00 per share ("Dividend Warrants")(3,750), and upon exercise of common stock purchase warrants, expiring on July 31, 2007, and having an exercise price of $.25 per share (220,000). Also includes: (i) 200,000 shares that Mr. Craig purchased from the Company in December 2000 at a price of $.23 per share that have not as yet been issued; and (ii) 1,942,935 shares of Common Stock beneficially owned by Coast Capital Partners, of which Mr. Craig is the managing director and the sole member (See Footnote 4 below). If the shares beneficially owned by Coast Capital are not included in the shares owned by Mr. Craig, then he would beneficially own 652,250 shares of Common Stock constituting beneficial ownership of 7.9% of the Common Stock.

(4)
Consists of 1,630,435 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006, and 312,500 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. Mr. Craig is the managing director and the sole member of Coast Capital; if Coast Capital and Mr. Craig are considered a group, it would beneficially own 2,595,185 shares of Common Stock constituting beneficial ownership of 25.5% of the Common Stock.

(5)
Pursuant to a stockholders agreement, Herbert M. Pearlman, David S. Lawi, Helm and Coast Capital have agreed to vote their shares to elect individuals nominated by Coast Capital to the Board of Directors.

(6)
Includes shares issuable upon exercise of Dividend Warrants (6,035).

(7)
Includes shares issuable upon exercise of Dividend Warrants (77,551), shares issuable upon exercise of stock options expiring December 2009 with an exercise price of $.50 per share (the "2001 Options")(300,000), and shares issuable upon exercise of common stock purchase warrants with an exercise price of $.25 per share and expiring December 31, 2006 (22,000).

(8)
Includes shares issuable upon exercise of stock options (400,000).

(9)
Includes shares issuable upon exercise of Dividend Warrants (4,000) and options expiring June 30, 2006 (30,000), having an exercise price of $.40 per share ("2001 Options").

(10)
Includes 66,182 shares that are issuable as a director's fee for 2001 and 2000 that have not as yet been issued.

(11)
Includes 220,000 shares issuable upon exercise of 2001 Options, 13,636 shares that are issuable as a director's fee for 2001 that have not as yet been issued, and 50,000 2002 Options.

(12)
Includes 20,000 shares issuable upon exercise of 2001 Options and 13,636 shares that are issuable as a director's fee for 2001 that have not as yet been issued.

(13)
Consists of 20,000 shares issuable upon exercise of 2001 Options and 3,146 shares that are issuable as a director's fee for 2001 that have not as yet been issued.

(14)
Includes shares issuable upon exercise of stock options (490,000), Dividend Warrants (7,750), and other common stock purchase warrants (220,000) and shares as to which executive officers and directors are otherwise entitlvu,g.6 but have not as yet been issued (296,600). Also includes the following shares that are beneficially owned by Coast Capital, of which Mr. Craig is the managing director and the sole member: 1,630,435 shares issuable upon conversion of $750,000 principal amount of convertible notes due March 31, 2006 and 312,500 shares issuable upon conversion of $250,000 principal amount of convertible notes due March 31, 2006. If the number of shares that are beneficially owned by Coast Capital are not included in the amount beneficially owned by the officers and directors, then they would beneficially own 1,162,782 shares constituting beneficial ownership of 13.3% of the Common Stock.

        In connection with an investment in the Company by Coast Capital in April 2001, Coast Capital' s nominees constituted a majority of the Company's directors following the Company's Annual Meeting of Stockholders held on October 24, 2001.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On April 25, 2001 the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital. $750,000 principal amount of such notes bear interest at an annual rate equal to 11% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.50 per share (the "Series A 11% Convertible Notes"). $250,000 principal amount of such notes bear interest at an annual rate equal to 13% and are convertible into shares of the Company's Common Stock at an initial conversion price of $.90 per share (the "Series A 13% Convertible Notes;" collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the "Notes"). The conversion prices are subject to adjustment for certain dilutive events which resulted in a change in the conversion prices to $.47 and $.80, respectively, at December 31, 2002. Both Notes are due on March 31, 2006 and the Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The Notes are secured by a security interest in all of the Company's personal property and are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The purchase price for the Notes was equal to their face amount.

        In connection with Coast Capital's purchase of the Notes, and in contemplation of the Company's transition to a finance company following the disposition of the Company's remaining manufacturing operations, Messrs. Pearlman and Lawi resigned from the Company's Board of Directors and as officers of the Company. The vacancies created on the Board by their resignations were filled by Messrs. Vogel (who has since resigned) and Werblin. Pursuant to an agreement with the Company, Coast Capital was entitled to nominate at least one additional director to the Company's Board of Directors to be included in the nominees to be submitted to the Company's stockholders at its first Annual Meeting of Stockholders following its purchase of the Notes. Mr. Albanese was Coast Capital's additional nominee as a director, and he was elected a director of the Company at the Company's Annual Meeting of Stockholders held on October 24, 2001. Simultaneous with Coast Capital's purchase of the Notes, it entered into a stockholders agreement with Messrs. Pearlman and Lawi and Helm, of which Messrs. Pearlman and Lawi are, or were at the time, officers and directors, which provides that until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company's capital stock to elect to the Company's Board of Directors the nominees recommended by Coast Capital.

        Coast Capital had agreed with the Company to invest, or otherwise obtain, on or before March 31, 2002, an additional $750,000 in capital for the Company (including, as a possibility, obtaining a credit facility for the Company providing for borrowings of up to such amount) on such terms as the Company and Coast Capital agree so long as there is no default under the Notes and no "change of control" (as defined in the Notes) has occurred. This Agreement was fulfilled when the Company's over eighty percent owned subsidiary, Equinox Business Credit Corp. ("Equinox"), closed on a $20,000,000 credit facility with Foothill Capital Corp. ("Foothill") in December 2001.

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

        During the fourth quarter of 2001 and during 2002, the Company invested in participations in a credit facility initiated by Coast Capital to an entity in the film production and distribution business. As of December 31, 2002, the outstanding balance of such participations totaled $570,000. The Company is entitled to interest on its investment of 18% per annum (which is the same interest rate paid on the loans that are extended) and an additional enhancement fee equal to 10% of the revenues from a specified television series and specified films (which enhancement fee is shared by the Company with Coast Capital pro rata in proportion to their investments in the loans that are funded), however the annual return cannot exceed 24%. The credit facility provides for aggregate loans of up to $700,000. On December 31, 2002, the outstanding principal balance of Coast Capital's loan (including the Company's participation) was $643,000.

        During 2001 and 2002, the Company invested in participations in certain revenue streams in which Coast Capital (through a wholly-owned subsidiary) had invested. As of December 31, 2002, the outstanding balance of such participations totaled $207,000. The revenue streams are derived from specified films produced and distributed by the same entity in the television and film production and distribution business to whom Coast Capital has extended the credit facility described above. As of December 31, 2002, a total of approximately $253,000 was then invested by Coast Capital in these revenue streams, including the Company's $207,000 participation. Pursuant to its participation, the Company is entitled to be repaid all amounts it has invested in the films, after the distribution entity's deduction of a 25% distribution fee. After the Company has recouped all of the amounts it has invested in the films, the remaining revenues from the films are shared equally with the distribution entity, subject to the Company receiving a return on its investment equal to 24% per annum.

        In December 2001, Mr. Pearlman extended a short-term loan of $100,000 to the Company. The outstanding principal amount of the loan bears interest at a rate of 18% per annum and was originally to have been repaid in full on or before June 30, 2002, which date has subsequently been extended. In connection with his loan, Mr. Pearlman received 15,000 warrants ("Warrants"), each having an exercise price of $.25 per share and expiring December 31, 2006, which expiration date may be extended if the closing sales price of the Company's common stock has not been at least $.90 per share for thirty consecutive days during which time the shares underlying the Warrants are registered for resale under Federal Securities Laws. Mr. Pearlman had the option, at any time on or before March 31, 2002, to exchange his short-term loan for a $100,000 participation in a production financing loan made by the Company and retain his 10,000

Warrants; Mr. Pearlman declined to exercise this option. At December 31, 2002, $32,000 principal amount of such loan has been repaid. During 2002, Mr. Pearlman acquired, in a private placement, $44,000 principal amount of 11% subordinated notes due September 30, 2006 ("11% Notes"), and received 22,000 Warrants in connection therewith. The 11% Notes provide for basic interest at a rate of 11% per annum together with additional interest equal to 10% of the annual pre-tax profits of the Company's subsidiary, Equinox, which additional interest is to be distributed on a pro-rata basis based upon a total of $1,500,000 principal amount of notes participating therein. Payments of principal and interest on the 11% Notes are subordinated to the payment of the Company's obligations to Foothill or any other bank, financial institution or senior lender. If the timely payment of basic or additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by the Company's senior lender, the Company will pay interest in kind through the issuance of additional 11% Notes.

        Mr. Albanese is a partner in the law firm of St. John & Wayne, L.L.C. During 2001 and 2002, the Company and its subsidiary, Equinox, have from time-to-time retained such firm to provide legal services, and the Company and Equinox expect from time-to-time to retain such firm to provide such services in the future.

        In July 2002, Walter M. Craig, Jr., the Chairman of the Board and Chief Executive Officer of the Company, purchased from the Company in a private placement, a Unit of the Company's securities, consisting of a $220,000 principal amount note (the "13% Note") and 220,000 common stock purchase warrants (the "13% Note Warrants"). The 13% Note bears interest at a basic annual rate equal to 13%. The 13% Note provides for additional interest equal to 10% of Equinox's annual pre-tax profits, which additional interest is to be distributed on a pro-rata basis based upon a total of $1,500,000 principal amount of notes participating therein (which notes include the 11% Notes). If the timely payment of basic or additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by the Company's senior lender, the Company will pay interest in kind through the issuance of additional 13% Notes. The Company's obligations under the 13% Notes are secured by a security interest in the rights the Company has pursuant to certain participation agreements. The entire outstanding amount of principal of the 13% Notes is due on September 30, 2006. Payments of principal and interest on the 13% Notes are subordinated to the payment of the Company's obligations to Foothill or any other bank, financial institution or senior lender. The 13% Note Warrants have an exercise price of $.25 per share and expire July 31, 2007, which expiration date may be extended if the closing sales price of the Company's common stock has not been at least $.90 per share for thirty consecutive days during which time the shares underlying the warrants are registered for resale under Federal securities laws.

        In March 2003, the Company entered into an agreement with Herbert M. Pearlman, the beneficial owner of over ten percent of the Company's common stock, pursuant to which Mr. Pearlman agreed to convert $600,000 of expected payments under his employment agreement with the Company into a new issue of shares of the Company's preferred stock. The new shares of preferred stock (the "Declining Stated Value Preferred Stock") issued to Mr. Pearlman will have an aggregate stated value of $600,000, which will decline annually at the rate of $60,000 per year, subject to the payment in full of a cumulative annual dividend equal to 10% of the original stated value of the preferred; be callable by the Company at any time at 70% of the then stated value; the declining value stated Preferred stock would be callable by the Company upon the death or disability of Mr. Pearlman, at 40% of the then stated value, if the shares are so called prior to March 23, 2006, and at 50% of the then stated value, if the shares are so called after March 23, 2006 and prior to March 23, 2013 (at which time the stated value of the shares would be zero, if all annual dividends have been paid); provide that the failure of the Company to make a full dividend payments in any four out of six months on a rolling basis would enable the holder thereof, at his or her option, to require the Company to purchase the shares of Declining Stated Value Preferred Stock held by such holder at the then stated value or convert any or all of such shares into shares of the Company's common stock at a conversion price of $.50 per share. Mr. Pearlman will continue to be paid a monthly salary of $625 in exchange for his ongoing availability to provide any advice requested by the Company's President; such salary to be payable each month over a period of ten years, commencing April 1, 2003 with a minimum of at least five years of salary payments, regardless of Mr. Pearlman's death or disability.

        Mr. Pearlman had been employed by the Company under an employment agreement, entered into in April 2001, that provided for an annual base salary of $60,000; an office expense allowance of $25,200 during 2003, which was to decrease each year of the contract until it reached $15,000 during 2005 and remained at that level for the duration of the contract; and an insurance allowance, to be applied to premium payments of life insurance policies payable to beneficiaries of Mr. Pearlman's choice, of approximately $27,948 per year during 2003 that was to decrease by $6,026 per year until it reached $16,069 per year during 2005 (after which time no additional insurance allowances would have been payable). In exchange for the Company's agreement to issue the shares of Declining Value Preferred Stock, Mr. Pearlman agreed to relinquish his right to receive any further payments with respect to office expense allowance or life insurance premiums under his existing employment agreement.

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)
(1) Financial Statements

Page
Reports of Independent Public Accountants	F-2 & 3
Consolidated Balance Sheet as of December 31, 2002	F-4
Consolidated Statements of Operations for the years Ended December 31, 2002 and 2001	F-5
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002 and 2001	F-6
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-8
Notes to Consolidated Financial Statements.	F-9 to F-19
  (2)
  Exhibits

Number	Description	Filed as an Exhibit to the Company's [Document] or Filed Herewith
3.1	Restated Certificate of Incorporation dated March 22, 1999	1998 10-KSB
3.2	Certificate of Amendment of Certificate of Incorporation, dated November 13, 2001	2001 10-KSB
3.3	By-Laws, as amended and restated on January 8, 1998	1997 10-KSB
4.1	Form of Series A 11% Convertible Senior Subordinated Secured Note due March 31, 2006	2000 10-K
4.2	Form of Series A 13% Convertible Senior Subordinated Secured Note due March 31, 2006	2000 10-K
4.3	Form of 13% Subordinated Secured Note due September 30, 2006	Filed Herewith
4.4	Form of 11% Subordinated Note due September 30, 2006	Filed Herewith
10.1	The Company's 1997 Employee Stock Option Plan, as amended	Filed Herewith
10.2	Note Purchase Agreement, dated as of April 25, 2001, between the Company and Coast Capital Partners, L.L.C.	2000 10-K
10.3	Stockholders Agreement, dated April 25, 2001, among Herbert M. Pearlman, David S. Lawi, Helm Capital Group, Inc., Helm Ventures, Inc., Coast Capital Partners, L.L.C., and the Company	2000 10-K
10.4	Employment Agreement, dated April 25, 2001, between Herbert M. Pearlman and the Company	2000 10-K
10.5	Employment Agreement, dated April 25, 2001, between Walter M. Craig, Jr., and the Company	2000 10-K
10.6	Loan and Security Agreement, dated as of December 19, 2001, by and among Equinox Business Credit Corp., and Foothill Capital Corporation and First Amendment thereto Dated March 1, 2002	2001 10-KSB
10.7	Stock Purchase Agreement, dated as of September 28, 2001, among Compounding Innovation, Inc., Chemtrusion, Inc., and BPI Liquidation Corp.	2001 10-KSB
10.8	Memorandum of Understanding, dated as of September 28, 2001, by and between BPI Liquidation Corp., and Chemtrusion, Inc.	2001 10-KSB
10.9	Non-Qualified Stock Option Agreement, effective October 24, 2001, between Allen Vogel and the Company with respect to 200,000 shares of common stock	2001 10-KSB
10.10	Employment Agreement, dated as of December 20, 2001, between Allen H. Vogel and the Company.	Filed Herewith
10.11	Stock Agreement, dated as of December 20, 2001, between Allen H. Vogel and the Company.	Filed Herewith
10.12	Amendment 2, dated February 14, 2003, to Loan and Security Agreement, dated as of December 19, 2001, between Equinox Business Credit Corp. and Foothill Capital Corporation	Filed Herewith
10.13	Waiver and Third Amendment, dated March 31, 2003, to Loan and Security Agreement, dated December 19, 2001, between Equinox Business Credit Corp. and Foothill Capital Corporation	Filed Herewith

10.14	Non-Qualified Stock Option Agreement, effective August 1, 2002, between Walter M. Craig, Jr., and the Company with respect to 80,000 shares of common stock	Filed Herewith
10.15	Non-Qualified Stock Option Agreement, effective August 1, 2002, between Allen H. Vogel and the Company with respect to 80,000 shares of common stock	Filed Herewith
22.1	Subsidiaries: Equinox Business Credit Corp., a Delaware corporation
23.1 & 23.2	Consents of BDO Seidman LLP, and J.H. Cohn LLP to incorporation by reference of their opinion into filed registration statements	Filed Herewith
  (b)
  Reports on Form 8-K—No reports on Form 8-K were filed during the fourth quarter of 2002. However, a report on Form 8-K was filed for event of February 4, 2003, reporting the Company's change of independent accounting firm from BDO Seidman LLP to J.H. Cohn LLP.

ITEM 14: CONTROLS AND PROCEDURES

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 day of April 2003.

EQUIFIN, INC.

By:	/s/ WALTER M. CRAIG, JR Walter M. Craig, Jr. President, Chief Executive Officer
By:	/s/ DANIEL T. MURPHY Daniel T. Murphy Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr.	Chairman of the Board	April 14, 2003
/s/ DANIEL T. MURPHY Daniel T. Murphy	Director	April 14, 2003
/s/ JOHN STIEGLITZ John Stieglitz	Director	April 14, 2003
/s/ LEE A. ALBANESE Lee A. Albanese	Director	April 14, 2003
/s/ THOMAS D. WERBLIN Thomas D. Werblin	Director	April 14, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Walter M. Craig, Jr., Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of EquiFin, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr. Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Daniel T. Murphy, Chief Financial Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of EquiFin, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

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

  a.
  the Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2002 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  b.
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2003

/s/ WALTER M. CRAIG, JR. Walter M. Craig, Jr. President and Chief Executive Officer

/s/ DANIEL T. MURPHY Daniel T. Murphy Chief Financial Officer

EQUIFIN, INC.
INDEX TO FINANCIAL STATEMENTS

PAGE
Reports of Independent Public Accountants	F-2 & 3
Consolidated Balance Sheet as of December 31, 2002	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001	F-5
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2002 and 2001	F-6
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002 and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-8
Notes to Consolidated Financial Statements	F-9 — F-19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of EquiFin, Inc.

        We have audited the accompanying consolidated balance sheet of EquiFin, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EquiFin, Inc. and Subsidiaries as of December 31, 2002, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, a subsidiary of the Company did not meet the tangible net worth requirement under its credit facility as of December 31, 2002 and, although it received a waiver from the lender as of that date, it does not expect to be able to meet a scheduled increase in that requirement during the year ending December 31, 2003 unless the Company can provide it with additional capital. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements referred to above do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
Roseland, New Jersey March 17, 2003, except for Note 3 as to which the date is March 31, 2003

Report of Independent Certified Public Accountants

To the Shareholders of EquiFin, Inc.

        We have audited the accompanying consolidated statement of operations, comprehensive loss, shareholder's equity and cash flows of EquiFin, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 10, in 2001 the Company sold the capital stock of its subsidiary, Chemtrusion, Inc., which represented the custom compounding services segment of the Company. Accordingly, the accompanying consolidated financial statements present Chemtrusion, Inc. as a discontinued operation for the year ended December 31, 2001.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of EquiFin, Inc.'s operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
March 20, 2002

EQUIFIN, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2002
(In thousands, except par value)

Assets (Note 3)
Cash	$239
Restricted cash	149
Finance receivables, net (Note 2)	6,578
Marketable equity securities, available for sale	20
Note receivable, sale of InterSystems Nebraska (Note 9)	450
Receivable, sale of Chemtrusion (Note 9)	1,200
Loan to affiliate	23
Fixtures and equipment, net	120
Prepaid expenses and other	68
Deferred loan costs, net	479
Other assets	135

$9,461

Liabilities and Shareholders' Equity
Advances payable under loan and security agreement (Note 3)	$3,773
Notes payable (Note 4)	2,214
Accounts payable	185
Accrued expenses (Note 4)
Interest	118
Loan financing fees	222
Other	193
Due to affiliate	10
Customer deposits	130
Liability for severance benefits (Note 8)	1,165
Reserve for discontinued operations (Note 9)	50
Deferred income	62

Total Liabilities	8,122

Commitments and Contingencies (Notes 8)
Shareholders' Equity (Note 7):
Preferred stock, $.01 par value, 5,000 shares authorized; -0- shares issued and outstanding	—
Common stock, $.01 par value, 20,000 shares authorized; 7,926 shares issued and 7,597 outstanding	79
Additional paid-in capital	8,120
Accumulated deficit	(6,575)
Common stock issuable—200 shares	46
Note receivable—sale of 200 shares of common stock	(46)
Treasury stock, 329 shares at cost	(285)

Total Shareholders' Equity	1,339

$9,461

See accompanying notes to consolidated financial statements.

EQUIFIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001
(In thousands, except per share data)

	2002	2001
Revenue—interest and fees earned	$1,619	$330

Selling, general and administrative expenses	2,189	1,137
Interest income	(50)	(68)
Interest expense (Note 4)	732	102
Discount on receivable (Note 9)	100	—
Loss on marketable equity securities for other than temporary decline in market value	—	89
Other	(18)	(24)

	2,953	1,236

Loss from continuing operations	(1,334)	(906)

Discontinued operations (Note 9):
Income from discontinued operations	—	73
Income (loss) on disposal	223	(3,194)

Income (loss) from discontinued operations	223	(3,121)

Net Loss	$(1,111)	$(4,027)

Net income (loss) per common share (Note 1):
Basic and assuming dilution:
Continuing operations	$(.17)	$(.12)
Income from discontinued operations	—	.01
Income (loss) on disposal	.03	(.42)

	$(.14)	$(.53)

Weighted average number of common shares outstanding—basic and assuming dilution	7,797	7,597

See accompanying notes to consolidated financial statements.

EQUIFIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2002 and 2001
(In thousands)

	2002	2001
Net loss	$(1,111)	$(4,027)
Other comprehensive loss
Unrealized loss on available-for-sale securities	—	(40)
Reclassification adjustment for other than temporary decline in market value	—	89

Comprehensive loss	$(1,111)	$(3,978)

See accompanying notes to consolidated financial statements.

EQUIFIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2002 and 2001
(In thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock					Treasury Stock
			Additional Paid-in Capital		Accumulated Deficit			Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2001	7,925,989	$79	$7,992	$(49)	$(1,437)	328,925	$(285)	$6,300
Unrealized loss on available for sale securities	—	—	—	(40)	—	—	—	(40)
Reclassification adjustment for other than temporary decline in market value	—	—	—	89	—	—	—	89
Net loss	—	—	—	—	(4,027)	—	—	(4,027)

Balance at December 31, 2001	7,925,989	79	7,992	—	(5,464)	328,925	(285)	2,322
Warrants issued with debt	—	—	128	—	—	—	—	128
Net loss	—	—	—	—	(1,111)	—	—	(1,111)

Balance at December 31, 2002	7,925,989	$79	$8,120	$—	$(6,575)	328,925	$(285)	1,339

See accompanying notes to consolidated financial statements.

EQUIFIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001
(In thousands)
(Note 11)

	2002	2001
Cash flows from operating activities
Loss from continuing operations	$(1,334)	$(906)

Adjustments to reconcile loss to net cash used in operating activities:
Loss on marketable equity securities for other than temporary decline in market value	—	89
Provision for loan losses	75	175
Loan losses charged to allowance	(214)	—
Depreciation and amortization	281	—
Changes in assets and liabilities:
Increase in:
Prepaid and other assets	(124)	(7)
Increase (decrease) in:
Accounts payable and accrued expenses	93	161
Deferred income	62	—
Other	(5)	—

Total adjustments	168	418

Net cash used in continuing operations	(1,166)	(488)

Income (loss) from discontinued operations	223	(3,121)

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of Chemtrusion	—	3,194
Decrease in reserve for discontinued operations	—	(700)
Decrease in liability for severance benefits	(140)	(52)

Total adjustments	(140)	2,442

Net cash provided by (used in) discontinued operations	83	(679)

Net cash used in operating activities	(1,083)	(1,167)

Cash flows from investing activities:
Purchase of fixtures and equipment	(143)	—
Customer deposits	110	20
Loan to affiliates, net	(7)	13
Collection on note receivable, sale of InterSystems, NE	50	—
Proceeds from receivable, sale of Chemtrusion	700	149
Cash received on sale of Chemtrusion	—	600
Finance receivables	(4,347)	(1,217)

Net cash used in investing activities	(3,637)	(435)

Cash flows from financing activities:
Advances under loan and security agreement	$3,773	$—
Proceeds from notes payable	1,186	1,125
Repayment on note payable	(31)	—
Payment of loan financing costs	(279)	(223)

Net cash provided by financing activities	4,649	902

Net decrease in cash	(71)	(700)
Cash, beginning of year	459	1,159

Cash, end of year	$388	$459

See accompanying notes to consolidated financial statements.

EQUIFIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

        The consolidated financial statements include the accounts of EquiFin, Inc., a Delaware corporation, and its Subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

        The Company provides various forms of structured credit to small and mid-sized business enterprises, which presently is in the form of accounts receivable funding and senior secured loans.

        Effective September 28, 2001, the Company sold Chemtrusion, Inc., a wholly-owned subsidiary, engaged in the plastic compounding business. Accordingly, the accompanying consolidated financial statements present Chemtrusion as a discontinued operation for 2001 (see Note 9).

        As discussed in Note 3, Equinox Business Credit Corp. (81% owned subsidiary)("Equinox") did not meet the tangible net worth requirement of $3,000,000 under its credit facility at December 31, 2002. The lender has waived the defaults and amended the credit facility to provide for a tangible net worth requirement of $2,600,000 through May 31, 2003 and $3,900,000 effective June 30, 2003. The operating results for Equinox will not be adequate to establish this net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required. In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through December 31, 2002, operated as a negative cash flow business. EquiFin has provided operating cash to Equinox to cover such cash shortfalls. EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

        If EquiFin is unable to raise capital on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox' net worth and/or cash flow needs, Equinox would be required to attempt to negotiate a waiver with Foothill on the net worth requirement of its Credit Facility. There can be no assurance the lender would consent to this request. If sufficient cash is not timely available for Equinox' operating needs, a reduction in operating expenses or a liquidation of certain assets would be required to continue Equinox' operations.

Financial Instruments and Credit Risk Concentration

        The Company's financial instruments include time deposits, factored receivables and loans, notes receivable and long-term debt. The carrying values of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

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

Credit Losses

        Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio. The Company evaluates each loan individually.

Revenue Recognition

        Fees on factored receivables are recognized as income when the account is funded to the customer. Additional fees incurred by the customer for accounts not collected within normal credit terms are not recognized until the accounts are collected.

        Interest on loans and participations is accrued monthly based on the stated interest rate.

Restricted Cash

        Restricted cash consists of cash receipts for Equinox Business Credit Corp. (81% owned subsidiary) ("Equinox") which are deposited in a Foothill Capital Corporation ("Foothill") locked box account.

Marketable Equity Securities

        The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has classified its marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of equity. At December 31, 2002, the Company had marketable securities with a carrying value totaling $19,500 which approximates market value. During the fourth quarter of 2001, the Company determined that certain marketable equity securities had an other than temporary decline in market value. Accordingly, a loss on marketable equity securities of $89,000 was recorded in the accompanying 2001 statement of operations.

Deferred Loan Costs

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

        For the years ended December 31, 2002 and 2001, there was no adjustment to weighted average number of common shares used in diluted earnings (loss) per share because the stock options and warrants outstanding and convertible debt were anti-dilutive.

        For the years ended December 31, 2002 and 2001, certain securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect, those securities are as follows (in thousands):

	2002	2001
Stock options	1,865	1,875
Stock warrants	2,450	1,980
Shares issuable on conversion of debentures	1,908	1,778

	6,223	5,633

Stock Options and Warrants

        The Company accounts for stock options and warrants issued to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 7(a)).

New Accounting Pronouncements

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which was issued in June 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

        SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123", which was issued in December 2002, amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS No. 148, effective January 1, 2003. The Company is currently evaluating the requirements and does not believe that the adoption of SFAS No. 148 will have any material impact on its consolidated financial statements.

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

NOTE 2—FINANCE RECEIVABLES AND ALLOWANCE FOR LOSSES

        Finance receivables as of December 31, 2002, consisted of the following (in thousands):

Asset based loans	$3,964
Factored accounts receivable	1,340
Secured loan	568
Participation in purchased receivables	15
Participation in film production funding	777

6,664
Allowance for loan losses	(86)

$6,578

        At December 31, 2002, the Company had an investment in factored receivables of $1,340,000 which represented approximately $2,001,000 of gross receivables which were sold by unaffiliated companies located throughout the United States, which are engaged in various service and distribution businesses. Terms of the purchased receivables require payment typically within thirty to sixty days from invoice date. The Company acquired these factoring facilities during the fourth quarter of 2001, at participation carrying value, from The Mezzanine Financial Fund, L.P., an affiliated entity which, at the time of acquisition, had been providing all of the funding for such facilities through participations by the Company.

        The participation in film production funding of $777,000 is a participation in two credit facilities initiated by Coast Capital Partners, L.L.C. ("Coast Capital"), of which Walter M. Craig, Jr., the Company's President, is the managing director and member, to an entity in the television and film production and distribution business. One facility in the amount of $207,000 was paid down to $30,000 at March 11, 2003. The Company is entitled to interest on its investment of 18% per annum, plus an enhancement fee, as defined; however, the annual return cannot exceed 24%. The loan outstanding by Coast Capital was $253,000 at December 31, 2002. The second facility is in the amount of $570,000 and was increased to $625,940 at January 31, 2003. Interest is payable at the rate of 18% per annum. The loan outstanding by Coast Capital was $643,000 at December 31, 2002 and the credit facility provides for loans up to $700,000.

        At December 31, 2002, contractual maturities of finance receivables were as follows (in thousands):

	2003	2004	2005	2006	Total
Asset based loans	$—	$3,964	$—	$—	$3,964
Factored accounts receivable	1,340	—	—	—	1,340
Secured loan	127	156	156	129	568
Participation in purchased receivables	15	—	—	—	15
Participation in film production funding	777	—	—	—	777

	$2,259	$4,120	$156	$129	$6,664

NOTE 3—LOAN AND SECURITY AGREEMENT

        In December 2001, Equinox, a subsidiary of the Company, entered into a Loan and Security Agreement with Foothill, which provides for advances of up to $20,000,000 of which $3,773,000 is outstanding at December 31, 2002. The agreement provides for interest at the prime rate plus 1.25% (equal to 5.5% at December 31, 2002) and an unused line fee of .25% per annum. Equinox is permitted to borrow up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined. In February 2003, the credit facility was amended to permit availability based on 90% of Equinox' qualifying receivables for the period from February 3, 2003 through July 31, 2003. Under the terms of the agreement, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000, a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004. Equinox incurred $724,000 of costs in connection with the agreement which is being amortized over three years. Amortization expense for 2002 was $240,000.

        Equinox did not maintain the tangible net worth requirement for December 31, 2002, January 31, 2003 and February 28, 2003. By a Waiver and Amendment to the credit facility, dated March 31, 2003, the lender waived the default for those dates and amended the credit facility to provide for a tangible net worth requirement of $2,600,000 through May 31, 2003 and $3,900,000 effective June 30, 2003.

        All the assets and the capital stock of Equinox are pledged to secure the agreement, which is also guaranteed by the Company. The agreement matures December 19, 2004.

NOTE 4—NOTES PAYABLE

        Notes payable consisted of the following at December 31, 2002 (in thousands):

11% Note due in 2003	$68
12% Senior Notes due December 31, 2005	50
11% Subordinated Notes due September 30, 2006	592
13% Secured Notes due September 30, 2006	620
11% Convertible Note due March 31, 2006	750
13% Convertible Note due March 31, 2006	250

2,330
Less debt discount	(116)

$2,214

        In December 2001, the Company commenced a private placement of up to $1,500,000 of 11% subordinated notes due September 30, 2006. During 2002, the Company received $566,750 for the purchase of 11% subordinated notes. A purchaser of the Notes is entitled to half a warrant for each dollar of Notes purchased and three quarters of a warrant for each note purchased in excess of $250,000. Each full Warrant entitles the holder to purchase a share of the Company's common stock for $.25 per share. The Company issued 345,313 warrants in connection with these notes. The Warrants expire December 31, 2006, and are redeemable by the Company, at $.05 per warrant, if the closing price of the common stock exceeds $1.25 for thirty consecutive days during which time the shares underlying the Warrants are registered for public sale. The Notes provide for additional interest equal to 10% of the annual pre-tax profits of Equinox on a pro-rata basis based on a total of $1,500,000 Notes outstanding. If the timely payment of additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by Foothill, the Company's senior lender, the Company will pay interest in kind through the issuance of additional 11% notes.

        In the second half of 2002, the Company received $620,000, including $220,000 from the President of the Company, for the purchase of 13% secured notes due September 30, 2006, through a private placement. The notes are secured by participations in purchased receivables of $777,000 at December 31, 2002. The notes provide for additional interest equal to 10% of the annual pre-tax income of Equinox on a pro-rata basis based on a total of $1,500,000 in subordinated and secured notes outstanding. The notes were issued with warrants to purchase 620,000 shares of ths Company's common stock at $.25 per share and expire July 31, 2007.

        The Company valued the warrants issued with the 11% subordinated notes and the 13% secured notes and recorded debt discount in an aggregate total of $128,000 which is being amortized over the term of the notes.

        In April 2001, the Company sold an aggregate of $1,000,000 principal amount of Convertible Notes to Coast Capital. $750,000 principal amount was convertible into common stock at $.50 per share and $250,000 principal amount was convertible at $.90 per share, subject to anti-dilution adjustments. At December 31, 2002, the conversion prices were $.47 and $.80, respectively, due to anti-dilution adjustments. The Company is required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occur. The notes are subordinated to indebtedness due to the Company's senior lender. Interest of $115,000 and $19,167, respectively, was paid on the notes during 2002 and 2001 and $57,500 is payable at December 31, 2002.

        In December 2001, a former executive officer extended a short-term loan of $100,000 to the Company. The outstanding principal amount of the loan bears interest at a rate of 11% per annum. In connection with the investment, the Company issued 15,000 warrants, each having an exercise price of $.25 per share and expiring December 31, 2006. Principal of $32,000 was repaid in 2002.

        Future maturities of notes payable, including the balance outstanding under the Loan and Security Agreement, at December 31, 2002 are: 2003—$68,000; 2004—$3,773,000; 2005—$50,000; and 2006—$2,280,000.

NOTE 5—INCOME TAXES

        Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

        Net deferred income tax asset (liability) consisted of the following at December 31, 2002 (in thousands):

Net operating loss carry-forwards	$1,787
Expenses accrued for financial reporting purposes not deducted for tax purposes	520

Deferred tax asset	2,307
Valuation allowance	(2,307)

Net deferred income tax asset (liability)	$—

        At December 31, 2002, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

        For the years ended December 31, 2002 and 2001, the income tax expense (benefit) differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax income as follows (in thousands):

	2002	2001
Statutory rate	(444)	$(1,369)
Increase in valuation allowance	852	982
Adjustment to prior years net operating loss carry-forwards	(408)	369
Other—net	—	18

	$—	$—

        As of December 31, 2002, the Company had for income tax purposes, net operating loss carry-forwards of approximately $4,467,000, which expire in years through 2022.

        During the year ended December 31, 2001, the Company utilized a net operating loss carryforward, primarily related to a taxable gain on the sale of Chemtrusion (see Note 9) of approximately $2,879,000, which reduced income tax expense by approximately $1,151,000.

NOTE 6—RELATED PARTY TRANSACTIONS

        (a)  The Company had an agreement in 2001 whereby the former principal stockholder group provided various managerial and administrative services. The allocation charged in 2001 was $20,000. This relationship has been terminated.

        (b)  See Note 2 for information related to participations in loans through affiliates and Note 4 for information regarding related party notes payable.

        (c)  In late June 2002, Mr. Walter M. Craig, Jr., the Company's president, made a short-term advance of $15,000 to the Company which was repaid in July 2002. An advance of $25,000 was made by Mr. Craig in September 2002 and the Company repaid this advance in October 2002.

        (d)  The Company has a promissory note receivable from the President of the Company for $46,000 related to the purchase of 200,000 shares of the Company's common stock. The note is due in full on December 31, 2005, and accrues interest at 6% per annum.

NOTE 7—COMMON STOCK, STOCK OPTIONS AND WARRANTS

        (a)  During 1997, the Company adopted the "1997 Stock Option Plan", whereby options to purchase up to 635,000 shares of the Company's common stock may be granted to employees at the market value of the common stock on the date of the grant. Of these options, 500,000 may be granted as incentive stock options, as defined by the Internal Revenue Code, and 135,000 may be granted as non-qualified stock options. Options are exercisable for a term of five years and vest at a rate of 33% per year. In 2001, the plan was amended to provide for the issuance of up to 875,000 options, and in 2002, it was amended to provide for the issuance of up to 1,250,000 options.

        The Company has elected to continue to account for stock options issued to employees in accordance with APB Opinion 25. During the years ended December 31, 2002 and 2001, all options issued to employees were granted at an exercise price which equaled or exceeded the market price per share at date of grant and, accordingly, no compensation was recorded.

        SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common shareholders and net income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001 as follows:

	2002		2001
Dividend yield	0%		0%
Expected volatility	57%		17.9%
Risk free interest	4.38%		4.66%
Expected lives	10	yrs	8.7	yrs

        Under the accounting provisions of SFAS Statement 123, the Company's net loss applicable to common shareholders and loss per share for 2002 and 2001 would have been increased to the pro forma amounts indicated below:

	2002	2001
Net loss applicable to common shareholders (in thousands):
As reported	$(1,111)	$(4,027)

Pro forma	$(1,125)	$(4,039)

Net loss per share:
Basic and assuming dilution:
As reported	$(.14)	$(.53)

Pro forma	$(.14)	$(.53)

        A summary of the status of the Company's stock options issued to employees under the stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	745,000	$.56	285,000	$1.50
Granted	—	—	665,000.45
Expired	(80,000)	1.50	(205,000)	1.44

Outstanding at end of year	665,000	$.45	745,000	$.56

Options exercisable at year-end	550,000	$.45	630,000	$.60

Weighted average fair value of options granted during the year		$—		$.02

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

Exercise Price	Number Outstanding At 12/31/02	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$.75	15,000	8.25	$.75	$—	—
$.50	500,000	7.1	$.50	450,000	$50
$.25	150,000	8.25	$.25	100,000	$.25

$.25 – $.75	665,000	7.4	$.56	550,000	$.45

        In accordance with SFAS No. 123, the Company is required to account for options issued to non-employees for services rendered using a fair value based method over their vesting period.

        In addition to grants under the plan, the Company issued 185,000 non-plan options to employees in 2002 at prices ranging from $.22 to $.43, market price at date of grant and 615,000 in 2001 at prices ranging from $.25 to $.40, market price at date of grant. 470,000 options are exercisable at December

31, 2002; 145,000 become exercisable through June 2006 and 185,000 become exercisable in September 2010 subject to earlier exercise based on earnings thresholds.

        In the fourth quarter of 2001, Warrants to purchase 225,000 shares of Common Stock at $.50 per share, expiring December 18, 2006, and warrants to purchase 80,000 shares of Common Stock at $.40 per share, expiring December 18, 2007, were issued to consultants for services related to debt financing. The value of the warrants was diminimus.

        (b)  A former President of the Company has non-plan options to purchase 200,000 shares of common stock at an exercise price of $2.25 and an additional 200,000 shares at an exercise price of $2.75 and are exercisable through June 2003. No options have been exercised as of December 31, 2002.

        (c)  In November 2002, the expiration date of the Company's outstanding publicly traded common stock purchase warrants was extended from December 31, 2002 to December 31, 2003, and the exercise price was lowered from $1.25 to $1.00. The Company previously extended the expiration date from December 31, 2001, until December 31, 2002, and lowered the exercise price from $2.00 per share to $1.25 per share. The Company, in August 1999, had extended the expiration date of the warrants from December 31, 1999, to December 31, 2001 and lowered the exercise price from $3.50 per share to $2.00 per share. These public warrants were issued as a dividend in October 1991, and as of December 31, 2002, there were 1,114,852 public warrants outstanding. The incremental value of the warrants on the dates of modification was immaterial.

        (d)  At December 31, 2002, shares reserved for future issuance are as follows:

Shares
Shares reserved for common stock option plan	585,000
Stock options outstanding	1,865,000
Warrants to purchase common stock	2,450,165
Convertible debt	1,908,245

Total shares reserved for issuance	6,808,410

NOTE 8—COMMITMENTS AND CONTINGENCIES

        (a)  In connection with Coast Capital's purchase of convertible notes (see Note 4), and in contemplation of the Company's transition to a finance company following the disposition of Chemtrusion (see Note 12), two executives resigned as officers and directors of the Company. The Company entered into new employment contracts with these individuals, which replaced their prior contracts. The agreements provide for reduced annual compensation, office expense allowances; and life insurance premiums that decrease through 2005. The new contracts expire in December 2009. Amounts payable over the term of the agreements are included in the consolidated balance sheet as Liability for Severance Benefits.

        (b)  The President of Equinox owns 19% of the outstanding common stock of Equinox. In the event of employment termination, the shares will be forfeited to Equinox, provided, however, if termination occurs after the third year of employment, two-thirds would be forfeited; after the fourth year, one-third and none after five years of employment. Equinox has an option to purchase the non-forfeited shares at a price determined in an arms-length transaction. After December 19, 2006, subject to completing five years of employment, the President has the right to sell the shares to Equinox at a price equal to the agreed upon or appraised value. The purchase price of the shares is payable by delivery of a promissory note bearing interest at the prime rate with a maturity of one year from the date of closing. The Company may assume all or a portion of Equinox' obligations under the note and pay for the obligation assumed by delivering shares of EquiFin's common stock, subject to shares being publicly traded.

        (c)  The Company is obligated under various long-term, non-cancelable operating leases, for office facilities and office equipment expiring through 2004 at minimum annual rentals as follows (in thousands):

Amount
2003	$132
2004	129

$261

        Rent and lease expense for all short-term and long-term operating leases were $181,000 and $68,000 for the years ended December 31, 2002 and 2001, respectively. The Company pays $2,300, $1,800 since December 2002, per month rent for office space to an entity owned by the President of the Company.

NOTE 9—DISCONTINUED OPERATIONS

        On September 28, 2001, the Company sold its indirect, wholly-owned subsidiary, Chemtrusion, to a company controlled by the former president of Chemtrusion. Chemtrusion was engaged in the plastic compounding business. The sales price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000, which was exchanged for a cash payment of $200,000 in December 2001, as a post-closing adjustment to the sale price; and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating its Indiana facility through December 31, 2006. In December 2002, the Company received a prepayment of $300,000 in lieu of estimated payments of $400,000 due for the year 2003 and charged the discount of $100,000 to expense. At December 31, 2002, $1,200,000 was due under the management fee sharing agreement which should be received at the rate of approximately $400,000 per annum for 2004 through 2006.

        Revenues from Chemtrusion for the nine months ended September 28, 2001 were approximately $13,835,000 and operating income was $73,000. The Company recorded a loss on disposal of $3,194,000 which included taxes of $175,000 and $1,357,000 representing severance benefits related to employment agreements with Messrs. Pearlman and Lawi discussed in Note 8(a).

        Effective October 31, 1999, the Company sold certain assets of InterSystems Nebraska, which represented the industrial products segment of the Company, for cash and a note receivable with the purchaser assuming certain liabilities. As a condition of the sale, the Company received an unsecured promissory note for $500,000 which was due May 31, 2003, with interest at 10% per annum payable on a quarterly basis. The note was convertible into common stock of the purchaser at a rate of total principal plus interest due on the note at the conversion date divided by $7.50. On December 3, 2002, a principal payment of $50,000 was received and the terms of the note were renegotiated. A new note in the principal amount of $450,000 was received which provides for interest at 10% until May 31, 2003, with interest thereafter at 14%, payable quarterly. A principal payment of $25,000 is due May 31, 2003, with quarterly installments of $25,000 thereafter and the balance due on December 3, 2005. The conversion price remains at $7.50. In addition, the Company has a second lien on the assets of the issuer. Concurrent with the sale, the purchaser executed a royalty agreement, whereby the purchaser is required to pay a percentage of sales collected for certain equipment over six years not to exceed $649,000. The Company earned royalties for the years ended December 31, 2002 and 2001 of $17,907 and $23,522, respectively, under this agreement.

        The income from discontinued operations in 2002 includes $84,000 of state tax refunds; $19,000 in net proceeds from consigned inventory related to Intersystems Nebraska which was sold in 1999; and $120,000 from the reversal of unneeded reserves previously recorded on the sale of Chemtrusion in 2001.

NOTE 10—STATEMENTS OF CASH FLOWS

	2002	2001
	(In thousands)	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$418	$25

Income taxes paid	$1	$—

Non-cash transactions relating to operating activities:
Accrual of severance benefits included in loss on disposal of Chemtrusion	$—	$1,357

Accrual of taxes, professional fees and other expenses included in loss on disposal of Chemtrusion	$—	$539

Non-cash transactions relating to investing activities:
Unrealized holding loss on available-for-sale securities	$—	$(40)

Purchase of common stock for promissory note	$—	$46

Receivable under management fee sharing agreement upon sale of Chemtrusion	$—	$2,150

Non-cash transactions relating to financing activities:
Cost associated with debt issuance	$—	$501

Debt discount for warrants issued with debt	$128	$—

NOTE 11—SUBSEQUENT EVENTS

        On March 5, 2003, the Company sold $250,000 of 15% Secured Participation Notes due June 30, 2003. The notes were issued with 125,000 shares of the Company's common stock. Interest is payable quarterly and the note is secured by a secured loan of $568,000 at December 31, 2002. If the note is not paid in full by June 30, 2003, the holder is entitled to an additional one-quarter share of common stock for each dollar invested for each quarter until the note is repaid.

        On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock with a stated value of $925,000. The stated value of the preferred will decline each year by the amount of the dividend paid by the Company to the holders.

QuickLinks

PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Material Features of Non-statutory Options and Warrants
  ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7: FINANCIAL STATEMENTS
  ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 10: EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS IN 2002
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE
EMPLOYMENT ARRANGEMENTS
  ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
  ITEM 14: CONTROLS AND PROCEDURES
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF PERIODIC REPORT PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EQUIFIN, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Report of Independent Certified Public Accountants
EQUIFIN, INC. CONSOLIDATED BALANCE SHEET December 31, 2002 (In thousands, except par value)
EQUIFIN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2002 and 2001 (In thousands, except per share data)
EQUIFIN, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS For the Years Ended December 31, 2002 and 2001 (In thousands)
EQUIFIN, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2002 and 2001 (In thousands, except share data)
EQUIFIN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002 and 2001 (In thousands) (Note 11)
EQUIFIN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS