Form 10QSB
period 2003-03-31
EQUIFIN INC
filed 2003-05-15
CIK 806011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2003

Commission File Number   1-9547

EQUIFIN, INC.

(Exact Name of registrant as specified in charter)

Delaware	13-3256265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

1011 Highway 71 Spring Lake, New Jersey 07762
(Address of principal executive offices) (Zip Code)

732-282-1411
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2003, there were 7,597,064 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2003 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2003

(In thousands, except share information)

Assets

Cash	$500
Restricted cash	276
Finance receivables, net	8,572
Marketable equity securities, available for sale	20
Note receivable, sale of InterSystems Nebraska	450
Receivable, sale of Chemtrusion	1,200
Loan to affiliate	23
Fixtures and equipment, net	113
Deferred loan costs, net	419
Other assets	279
Securities held in trust (see contra)	925

$12,777
Liabilities and Shareholders’ Equity

Liabilities:
Advances payable under loan and security agreement	$6,078
Notes payable	2,449
Loan from affiliate	60
Accounts payable	208
Accrued expenses	476
Customer deposits	297
Deferred income	114
Liability for severance benefits	146
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	925

Total Liabilities	10,803

Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series A 10% Cumulative Preferred ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $925,000	9
Common stock, $.01 par value, 20,000,000 shares authorized; 7,926,000 shares issued and 7,597,000 outstanding	79
Additional paid-in capital	9,054
Accumulated deficit	(6,906)
Common stock issuable - 325,000 shares	69
Note receivable - sale of common stock	(46)
Treasury stock, 329,000 shares at cost	(285)

Total Shareholders’ Equity	1,974

$12,777

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended March 31,
	2003	2002

Revenue – interest and fees earned	$408	$234

Selling, general and administrative expenses	570	580
Interest and debt expense	244	103
Interest income	(10)	(13)
	804	670

Loss from continuing operations	(396)	(436)

Discontinued operations – income from disposal	65	84

Net loss	$(331)	$(352)

Per share - basic and assuming dilution
Continuing operations	$(.05)	$(.06)
Discontinued operations	.01	.01

Net loss	$(.04)	$(.05)

Weighted average number of common shares outstanding	7,839	7,797

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three months ended March 31,
	2003	2002

Net cash used in operating activities	$(371)	$(427)

Cash flows from investing activities:
Finance receivables	(2,008)	(2,915)
Proceeds from receivable, sale of Chemtrusion	—	79
Purchase of fixtures and equipment	—	(141)
Customer deposits	167	—

Net cash used in investing activities	(1,841)	(2,977)

Cash flows from financing activities:
Advances under loan and security agreement	2,305	2,921
Issuance of 11% subordinated notes	—	452
Issuance of 15% secured note	250	—
Loan from related party	60	—
Repayment of loan from affiliate	(10)	—
Payment on note	(5)	—

Net cash provided by financing activities	2,600	3,373

Net increase (decrease) in cash	388	(31)

Cash at beginning of period	388	459

Cash at end of period	$776	$428

Cash paid during the periods for interest	$163	$90

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2003

NOTE 1.                                                   The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the Consolidated Financial Statements and notes thereto included in the EquiFin, Inc., Form 10-KSB for the year ended December 31, 2002.

Basis of Presentation

Equinox Business Credit Corp. (81% owned subsidiary)(“Equinox”) did not meet the tangible net worth requirement of $3,000,000 under its credit facility at December 31, 2002 (see Note 3 to the consolidated financial statements in the December 31, 2002 Form 10-KSB).  The lender has waived the defaults and amended the credit facility to provide for a tangible net worth requirement of $2,600,000 through May 31, 2003 and $3,900,000 effective June 30, 2003.  The operating results for Equinox will not be adequate to establish this net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required.  In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through March 31, 2003, operated as a negative cash flow business.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

If EquiFin is unable to raise capital on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox’ net worth and/or cash flow needs,  Equinox  would  be  required to attempt to negotiate a waiver with the lender on the net worth requirement of its Credit Facility.  There can be no assurance the lender would consent to this request.  If sufficient cash is not timely available for Equinox’ operating needs, a reduction in operating expenses or a liquidation of certain assets would be required to continue Equinox’ operations.  Equinox also does not expect to meet the interest coverage requirement in April 2003.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2003	2002

Net income (loss):
Continuing operations	$(396)	$(436)
Discontinued operations	65	84

Net loss	$(331)	$(352)

Net income (loss) per share:
Continuing operations	$(.05)	$(.06)
Discontinued operations	.01	.01

Net loss	$(.04)	$(.05)

Basic and dilutive weighted average shares	7,839	7,797

For the three month periods ended March 31, 2003 and 2002, there was no adjustment to weighted average number of common shares used in diluted loss per share because the stock options, warrants outstanding and convertible debt were anti-dilutive.

For the three month periods ended March 31, 2003 and 2002, certain securities were not included in the calculation of diluted loss because of their anti-dilutive effect.  Those securities are as follows (in thousands):

	MARCH 31,
	2003	2002
Stock options	1,988	1,900
Stock warrants	2,650	2,256
Shares issuable on conversion of convertible notes	1,908	1,778

	6,546	5,934

The Company has elected to continue to account for stock options issued to employees in accordance with APB Opinion 25.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant and, accordingly, no compensation was recorded.  The pro forma effect on net loss and net loss per share would have been immaterial for the quarters ended March 31, 2003 and 2002, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3                                                      Finance receivables at March 31, 2003, consisted of (in thousands):

Asset-based loans	$6,215
Factored accounts receivable	1,202
Secured loan	568
Participation in purchased receivables	66
Participation in film production funding and distribution	621
8,672

Allowance for loan losses	(100)
$8,572

The participation in purchased receivables is through Coast Capital Partners, L.L.C., an affiliated company.

NOTE 4.                                                   On March 5, 2003, the Company sold $250,000 of 15% secured participation notes due June 30, 2003.  The noteholder is entitled to receive 125,000 shares of the Company’s common stock which were valued at $23,000 and included in common stock issuable.  Interest is payable quarterly and the note is secured by a secured loan receivable of $568,000 at March 31, 2003.  If the note is not paid in full by June 30, 2003, the holder is entitled to an additional one-quarter share of common stock for each dollar invested for each quarter until the note is repaid.

In the first quarter of 2003, the Company issued warrants to purchase a total of 200,000 shares of common stock to two firms to act as advisors for the private placement of Company securities and debt.  Warrants to purchase 100,000 shares of common stock at $.25 expire February 14, 2007 and warrants to purchase 100,000 shares of common stock at $.24 expire March 18, 2003.  The warrants were valued at $17,000 and credited to additional paid in capital.

In the first quarter of 2002, the Company received proceeds of $452,000 from the sale of a like principal amount of 11% subordinated notes.  Warrants to purchase 253,250 shares of common stock at $.25 were issued to the note purchasers.

NOTE 5.                                                   On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.  The par value of Preferred Stock A was credited for $9 and additional paid-in capital was credited for $916,000.

The employment agreements were also amended to reduce future salaries to a total of $146,000 payable through 2013.  The reduction in payments resulted in the recognition of income of $65,005 which is included in income from discontinued operations.

The income from discontinued operations in 2002 represents state tax refunds related to Intersystems Nebraska which was sold in 1999.

NOTE 6.

Cumulative dividends are payable on the Preferred Stock A at an annual rate of $100 per share, payable monthly.  The stock has a liquidation preference of $1,000 per share, less the amount of dividends paid since date of issuance.  The Company has the option to redeem the stock at any time at the redemption price of 70% of its then stated value or at 40% of its then stated value in the event of death or disability of the individual.  If the Company fails to declare and pay dividends on the stock for any four calendar months during any consecutive six calendar month period, the holder has the right to require the Company to redeem the stock at the then stated value or the holder may convert the Preferred Stock A into common stock at a conversion price of $.50 per share, subject to anti-dilution provisions.  The Preferred Stock A is non-voting.

NOTE 7.

The Company borrowed $90,000, on a short-term basis, from the President of the Company in the first quarter of 2003, of which $30,000 was repaid.  An additional $20,000 was repaid in April 2003, leaving a principal balance of $40,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2003 and 2002

In March of 2001, the Company began the process of transitioning the Company from a manufacturing enterprise to a diversified finance company.  As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business.  As a consequence of the Company’s new strategic initiative of providing structured capital to small and mid-size enterprises, the Company’s continuing operations for the quarters ended March 31, 2003 and 2002, reflects revenues of $408,000 and $234,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The increase of $174,000 is primarily the result of an increase in the number and amount of asset-based loans made by the Company as it has developed its business during 2002 and into 2003.  The Company anticipates that revenues from these activities will grow as it continues its plan of developing as a finance company.

Selling, general and administrative expenses for 2003 are relatively at the same level as 2002.

Interest and debt expense increased by $141,000 in 2003 as compared to 2002 primarily due to increased borrowings under a $20,000,000 senior credit facility which the Company has (through its subsidiary, Equinox Business Credit Corp.) from Foothill Capital Corp., a division of Wells Fargo Bank.  This credit facility provides credit for the proposed expansion of the Company’s asset-based loan activities.  Interest expense also increased due to the  private placement of additional 11% subordinated notes, 13% secured notes and 15% secured notes.

The income from discontinued operations in 2003 of $65,005 is from settlement of severance obligations as explained in Note 5 to the financial statements and in 2002 includes $84,000 of state tax refunds related to Intersystems Nebraska which was sold in 1999.

Critical Accounting Policies

The Company’s critical accounting policies as described in Note 1 relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at March 31, 2003, is $100,000 and should increase further based upon future growth of the loan portfolio.

New Accounting Pronouncement

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123” was issued.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will adopt SFAS No. 148, effective January 1, 2003.  The Company is currently evaluating the requirements and does not believe that the adoption of SFAS No. 148 will have any material impact on its consolidated financial statements.

American Stock Exchange

The Company was notified by the American Stock Exchange (“AMEX”) that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it accepted the proposed plan and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the period that the plan is developed, the Company’s common stock will continue to trade on the AMEX, but the Company will be subject to periodic review during the extension period.  During the first quarter of 2003, the Company had proposed to convert, and did convert,$925,000 of liabilities to equity as part of this plan.  There are ongoing developments the Company is required to achieve in order to be in compliance with the Plan.  There can be no assurance that, over the plan period, all of the required developments will be achieved in order to keep the Company’s common stock trading on the American Stock Exchange.  Failure by the Company to make progress consistent with the plan, or to regain compliance with the continued listing standards by the end of the extension period, could result in the Company being delisted from the AMEX.

Liquidity and Capital Resources

Cash used in operating activities amounted to $371,000 for the quarter ended March 31, 2003.  Lending activities required cash of $1,841,000, which included $2,008,000 for development of the loan portfolio which was offset to an extent by $167,000 of customer deposits.  Financing activities provided $2,600,000 in cash, which included $2,305,000 in borrowings, $250,000 from the sale of 15% secured notes and $60,000 from a related party.  The result of these activities was a net increase in cash of $388,000 which increased cash to $776,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with Foothill Capital Corporation, which provides  for  the  initiation  of a $20,000,000  revolving credit facility (the “Credit Facility”).  The agreement provides for interest at the prime rate plus 1.25% (equal to 5.5% at March 31, 2003).  Equinox was permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement.  In the first quarter of 2003, the Credit Facility was amended to permit availability of 90% of Equinox’ qualifying receivables for the period from February 3, 2003 through July 31,2003.  Under the terms of the Agreement, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in April 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  Equinox does not expect to meet the interest coverage requirement in April 2003.  All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  The Agreement matures December 19, 2004.  There was $6,078,000 outstanding on the Credit Facility at March 31, 2003.

At December 31, 2002, Equinox had a net worth of $2,773,943 compared to the minimum requirement under the Credit Facility of $3,000,000.  $54,212 of the shortfall was subsequently cured by capital contributions from EquiFin, Inc. and a waiver of this requirement was obtained from Equinox’ lender permitting the Equinox net worth to be $2,600,000 until June 30, 2003 when it would be required to have a net worth of $3,900,000.  The operating results for Equinox will not be adequate to establish this net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required.  In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through March 31, 2003, operated as a negative cash flow business.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

If EquiFin is unable to raise capital on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox’ net worth and/or cash flow needs, Equinox would be required to attempt to negotiate a waiver with Foothill on the net worth and interest coverage ratio requirements of its Credit Facility.  There can be no assurance Foothill would consent to this request.  If sufficient cash is not timely available for Equinox’ operating needs, a reduction in operating expenses would be required to continue Equinox’ operations.

Advances by the lender under the Credit Facility for loans initiated by Equinox were equal to 85% of the capital provided to the borrower, with Equinox providing the additional 15% of capital.  In the first quarter of 2003, the credit facility was amended to permit availability based on 90% of Equinox’ qualifying receivables for the period from February 3, 2003, through July 31, 2003.

In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio.  Through March 31, 2003, $591,750 of 11% subordinated notes and $620,000 of 13% secured notes had been sold.

In the first quarter of 2003, the Company sold $250,000 of 15% secured, participation notes due June 30, 2003.  Interest is payable quarterly and the note is secured by a secured loan extended by the Company of $568,000.  If the note is not paid in full by June 30,2003, the holder is entitled to an additional one quarter share of common stock for each dollar invested for each calendar quarter until the note is repaid.  The Company is continuing its capital formation activities in view of the requirement that the Company have 15% invested in each loan that is initiated under the Credit Facility.  The growth of the Company’s portfolio of structured credit during 2003 will be dependent on the Company’s ability to raise additional capital.

On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.  The par value of preferred stock A was credited for $9 and additional paid in capital was credited for $916,000.

The employment agreements were also amended to reduce future salaries to a total of $146,000 payable through 2013.  The reduction in payments resulted in the recognition of income of $65,005 which is included in income from discontinued operations.

Proposed Acquisition of Celtic Capital Corp.

In March 2003, the Company signed a non-binding letter of intent to acquire all of the shares of capital stock of Celtic Capital Corporation (“Celtic”), a privately-held asset-based finance company located in Santa Monica, California.  At April 1, 2003, Celtic had an asset-based loan portfolio encompassing approximately 30 loans of between $300,000 and $2,500,000 and a total portfolio of approximately $23,000,000.  For the year ended December 31, 2002, Celtic had revenues of $4,600,000; as of such year end, its assets and liabilities each totaled approximately $23,000,000.

In accordance with the letter of intent, as modified by subsequent negotiations, the Company has reached a non-binding understanding with the stockholders of Celtic, to acquire all of their shares of capital stock of Celtic, in exchange for the following to be delivered at the closing of the transaction:  1,500,000 shares of the Company’s common stock; shares of a newly issued series of 6% Cumulative Convertible Preferred Stock, having an aggregate stated value of $750,000; and a cash payment of $475,000.  Celtic representatives will have the right to appoint two nominees to the Company’s six person board of directors.  In addition, Celtic’s two executive officers will receive 5-year employment contracts.  Subject to approval of the Company’s stockholders, the Company plans to change its name to Celtic Capital Corp.

The consummation of the acquisition is subject to:  the satisfactory completion of a due diligence review of Celtic by the Company, and the satisfactory review of the Company by Celtic; the preparation, execution and delivery of a definitive stock purchase agreement and other legal documentation satisfactory in all respects to each party; and the Company’s obtaining at least $2,000,000 of debt or equity financing prior to the closing.  The Company and Celtic are in the final phase of negotiating the acquisition agreement.

ITEM 3.                                                     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s other management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD LOOKING STATEMENTS

This quarterly report for the quarter ended March 31, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase theamount of the Company’s nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

PART II - OTHER INFORMATION

ITEM 2.                                                     CHANGE IN SECURITIES

In the first quarter of 2003, the Company sold $250,000 principal amount of 15% Secured Participation Notes due June 30, 2003 (“15% Notes”) to one purchaser.  The purchaser also received 125,000 shares of the Company’s common stock.  The purchaser of the 15% Notes was an “accredited investor” within the meaning of the Securities Act of 1933, as amended (the “Act”).

Also in the first quarter of 2003, two individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 925 shares of Series A 10% cumulative preferred stock with a stated value of $925,000.

In the first quarter of 2003, the Company granted a total of 122,500 common stock options to employees.  The options have an exercise price of $.25 and expire December 31, 2006.  One-third of the options become exercisable during each of the first quarters of 2004, 2005 and 2006, subject to the employees continuing to be employed by the Company at such time.

In the first quarter of 2003, the Company issued warrants to purchase a total of 200,000 shares of common stock to two firms to act as advisors for the private placement of Company securities and debt.  Warrants to purchase 100,000 shares of common stock at $.25 expire February 14, 2007 and warrants to purchase 100,000 shares of common stock at $.24 expire March 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: May 12, 2003	/s/ Walter M. Craig, Jr.
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other  employees who have a significant role in the registrant’s internal controls;

and;

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other  employees who have a significant role in the registrant’s internal controls;

and;

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

/s/ Daniel T. Murphy
Daniel T. Murphy
Chief Financial Officer