Form 10QSB
period 2003-06-30
EQUIFIN INC
filed 2003-08-14
CIK 806011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended June 30, 2003

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

As of August 11, 2003, there were 7,597,064 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

EQUIFIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003
(In thousands, except share information)

Assets

Cash	$182
Restricted cash	260
Finance receivables, net	11,421
Note receivable, sale of InterSystems Nebraska	425
Receivable, sale of Chemtrusion	1,200
Fixtures and equipment, net	107
Deferred loan costs, net	295
Other assets	272
Securities held in trust (see contra)	910

$15,072
Liabilities and Shareholders’ Equity

Liabilities:
Advances payable under loan and security agreement	$9,544
Notes payable	2,061
Loan from affiliate	15
Accounts payable	153
Accrued expenses	462
Customer deposits	37
Deferred income	162
Liability for severance benefits	142
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	910

Total Liabilities	13,536

Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series A 10% Cumulative Preferred ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $910,000	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,926,000 shares issued and 7,597,000 outstanding	79
Additional paid-in capital	9,044
Accumulated deficit	(7,340)
Common stock issuable - 375,000 shares	84
Note receivable - sale of common stock	(46)
Treasury stock, 329,000 shares at cost	(285)

Total Shareholders’ Equity	1,536

$15,072

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended June 30,
	2003	2002

Revenue - interest and fees earned	$514	$299

Selling, general and administrative expenses	679	592
Interest and debt expense	273	175
Interest income	(4)	(12)
	948	755
Net loss	$(434)	$(456)

Per share - basic and assuming dilution	$(.06)	$(.06)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Six months ended June 30,
	2003	2002

Revenue - interest and fees earned	$922	$533

Selling, general and administrative expenses	1,249	1,139
Interest and debt expense	517	311
Interest income	(14)	(25)
	1,752	1,425
Loss from continuing operations	(830)	(892)

Discontinued operations:

Income from operations	—	84
Income from disposal	65	—

Income from discontinued operations	65	84
Net loss	$(765)	$(808)

Per share - basic and assuming dilution

Continuing operations	$(.11)	$(.11)
Discontinued operations	.01	.01
Net loss	$(.10)	$(.10)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six months ended June 30,
	2003	2002

Net cash used in operating activities	$(592)	$(837)

Cash flows from investing activities
Finance receivables	(5,689)	(3,923)
Sale of participation in factored receivables	250	—
Proceeds from receivable, sale of Chemtrusion	—	288
Purchase of fixtures and equipment	—	(141)
Customer deposits	(93)	—
Loan from (to) affiliate	5	(22)
Installment collection on note receivable	25	—
Net cash used in investing activities	(5,502)	(3,798)

Cash flows from financing activities:
Advances under loan and security agreement	5,771	4,099
Issuance of 11% subordinated notes	52	561
Repayments of notes	(10)	(18)
Issuance of 15% secured notes	350	—
Dividends paid on preferred stock	(15)	—
Net cash provided by financing activities	6,148	4,642

Net increase in cash	54	7
Cash at beginning of period	388	459
Cash at end of period	$442	$466

Cash paid during the periods for interest	$207	$165

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2003

NOTE 1.                 The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the Consolidated Financial Statements and notes thereto included in the EquiFin, Inc. Form 10-KSB for the year ended December 31, 2002.

Basis of Presentation

Equinox Business Credit Corp. (81% owned subsidiary)(“Equinox”) did not meet the tangible net worth requirement of $3,000,000 under its credit facility at December 31, 2002 (see Note 3 to the consolidated financial statements in the December 31, 2002 Form 10-KSB).  The lender had waived the defaults and amended the credit facility to provide for a tangible net worth requirement of $2,600,000 through May 31, 2003 and $3,900,000 effective June 30, 2003.  The agreement was further amended to require tangible net worth of $2,600,000 at July 31, 2003, and at August 31, 2003 and $3,300,000 thereafter.  Equinox did not meet the tangible net worth requirement at June 30, 2003 which was waived by the lender.  Management believes the operating results for Equinox will not be adequate to establish this net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required.  In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through June 30, 2003, operated as a negative cash flow business.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

If EquiFin is unable to raise capital, or liquidate any of its other assets on a timely basis to meet Equinox’ net worth and/or cash flow needs, Equinox would be required to attempt to negotiate an additional waiver with the lender on the net worth requirement of its Credit Facility.  There can be no assurance the lender would consent to this request.  If sufficient cash is not timely available for Equinox’ operating needs, a reduction in operating expenses or a liquidation of certain assets would be required to continue Equinox’ operations.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2.                 The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding adjusted for the effects of potential dilutive securities.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30,
	2003	2002
Net loss:
Net loss	$(434)	$(456)
Preferred dividends	(22)	—
Net loss applicable to common stockholders	$(456)	$(456)
Basic and dilutive weighted average shares	7,932	7,797

Net loss per share	$(.06)	$(.06)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Net income (loss):
Continuing operations	$(830)	$(892)
Preferred dividends	(22)	—
	(852)	(892)
Discontinued operations	65	84
Net loss applicable to common stockholders	$(787)	$(808)
Basic and dilutive weighted average shares	7,932	7,797
Net income (loss) per share:
Continuing operations	$(.11)	$(.11)
Discontinued operations	.01	.01
Net loss	$(.10)	$(.10)

For the three and six month periods ended June 30, 2003 and 2002, there were no adjustments to weighted average number of common shares used in diluted loss per share, because the assumed effects of the exercise or conversion of stock options, warrants and convertible debt outstanding were anti-dilutive.  Those exercises or conversions are as follows (in thousands):

	JUNE 30,
	2003	2002
Stock options	1,628	1,900
Stock warrants	2,689	1,823
Shares issuable on conversion of convertible notes	1,908	1,778
	6,225	5,501

The Company has elected to continue to account for stock options issued to employees in accordance with APB Opinion 25.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant and, accordingly, no compensation was recorded.  The pro forma effect on net loss and net loss per share would have been immaterial for the quarters and six month periods ended June 30, 2003 and 2002, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3.                 Finance receivables at June 30, 2003, consisted of (in thousands):

Asset-based loans	$9,762
Factored accounts receivable	1,216
Secured loan	568
11,546

Allowance for loan losses	(125)
$11,421

NOTE 4.                 On March 5, and April 15, 2003, the Company sold $250,000 and $100,000 of 15% secured participation notes due June 30, 2003.  The noteholder is entitled to receive 175,000 shares of the Company’s common stock for purchasing the notes which were valued at $38,250 and charged to debt discount.  The shares were included in common stock issuable.  Interest is payable quarterly and the notes are secured by a secured loan receivable of $568,000 at June 30, 2003.  The notes were not paid in full by June 30, 2003 and the holder is therefore entitled to an additional one-quarter share of common stock for each dollar invested for each quarter until the notes are repaid.  The Company is negotiating with the holder of the notes to extend the maturity date to June 30, 2004 without further penalty.

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

In the first half of 2002, the Company received proceeds of $561,000 from the sale of a like principal amount of 11% subordinated notes.  Warrants to purchase 329,813 shares of common stock at $.25 were issued to the note purchasers.

In the second quarter of 2003, the Company received proceeds of $52,250 from the sale of a like principal amount of 11% subordinated notes.  Warrants to purchase 39,188 shares of common stock at $.25 were issued to the note purchaser and were valued at $4,000 and credited to additional paid in capital.

NOTE 5.                 On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.  The par value of Preferred Stock A was credited for $9,000 and additional paid-in capital was credited for $916,000.  The employment agreements were also amended to reduce the remaining future payments to a total of $146,000 payable through 2013.  The reduction in payments resulted in the recognition of income of $65,005 which is included in income from discontinued operations.

The income from discontinued operations in 2002 represents state tax refunds related to Intersystems Nebraska which was sold in 1999.

NOTE 6.                 Cumulative dividends are payable on the Preferred Stock A at an annual rate of $100 per share, payable monthly.  The stock has a liquidation preference of $1,000 per share, less the amount of dividends paid since date of issuance.  The Company has the option to redeem the stock at any time at the redemption price of 70% of its then stated value or at 40% of its then stated value in the event of death or disability of the individual.  If the Company fails to declare and pay dividends on the stock for any four calendar months during any consecutive six calendar month period, the holder has the right to require the Company to redeem the stock at the then stated value or the holder may convert the Preferred Stock A into common stock at a conversion price of $.50 per share, subject to anti-dilution provisions.  The Preferred Stock A is non-voting.  In the second quarter of 2003, the preferred dividend requirement totaled $22,500 which was charged to additional paid in capital.  $7,500 remained unpaid at June 30, 2003.

NOTE 7.                 The Company borrowed $90,000, on a short-term basis, from the President of the Company in the first half of 2003, of which $75,000 was repaid leaving a principal balance of $15,000.

NOTE 8.                 Effective June 30, 2003, the holders of $620,000 principal amount of 13% secured notes exchanged their notes for $578,068 of loan participation receivables which had been pledged as collateral against the notes.  The participation receivables were through Coast Capital Partners, L.L.C., an affiliated company.  The carrying amount of 13% secured notes was $557,553 (net of debt discount of $62,647) resulting in a loss of $20,715 which was charged to general and administrative expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-month periods ended June 30, 2003 and 2002

In March of 2001, the Company began the process of transitioning the Company from a manufacturing enterprise to a diversified finance company.  As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business.  As a consequence of the Company’s new strategic initiative of providing structured capital to small and mid-size enterprises, the Company’s continuing operations for the quarters ended June 30, 2003 and 2002, reflects revenues of $514,000 and $299,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The increase of $215,000 is primarily the result of an increase in the number and amount of asset-based loans made by the Company as it has developed its business during 2002 and into 2003.  The Company anticipates that revenues from these activities will grow as it continues its plan of developing as a finance company.

Selling, general and administrative expenses for 2003 were $679,000 compared to $592,000 in 2002, an increase of $87,000.  The increase consisted principally of $44,000 in additional loan administration fees related to the Company’s senior credit facility, $21,000 charged to the exchange of loan participations for 13% secured notes and a $20,000 discount on a note receivable to enhance collection.

Interest and debt expense increased by $98,000 in 2003 as compared to 2002 primarily due to increased borrowings under a $20,000,000 senior credit facility which the Company has (through its subsidiary, Equinox Business Credit Corp.) from Wells Fargo Foothill, a division of Wells Fargo Bank.  This credit facility provides credit for the proposed expansion of the Company’s asset-based loan activities.  Interest expense also increased due to the  private placement of additional 11% subordinated notes, 13% secured notes and 15% secured notes.

Six-month periods ended June 30, 2003 and 2002

Revenue in the six month period ended June 30, 2003, was $922,000 compared to $533,000 in 2002, an increase of $389,000 which is attributable to an increase in the number and amount of asset-based loans.

Selling, general and administrative expenses were $1,249,000 in 2003 and $1,139,000 in 2002, an increase of $110,000.  Components of the increase include $66,000 in additional loan administration fees related to the senior credit facility, $21,000 on the exchange of loan participations for 13% secured notes, $20,000 discount on a note receivable to enhance collection and $3,000 miscellaneous expense.

Interest and debt expense increased $206,000 for the reasons mentioned above for the three month periods.

The income from discontinued operations in 2003 of $65,000 is from settlement of severance obligations as explained in Note 5 to the financial statements and in 2002 includes $84,000 of state tax refunds related to Intersystems Nebraska which was sold in 1999.

Critical Accounting Policies

The Company’s critical accounting policies relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at June 30, 2003, is $125,000 and should increase further based upon future growth of the loan portfolio.

New Accounting Pronouncement

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123” was issued.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148, effective January 1, 2003 and it did not have any material impact on its consolidated financial statements.

American Stock Exchange

The Company was notified by the American Stock Exchange (“AMEX”) that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it accepted the proposed plan and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the period that the plan is developed, the Company’s common stock will continue to trade on the AMEX, but the Company will be subject to periodic review during the extension period.  During the first quarter of 2003, the Company had proposed to convert, and did convert, $925,000 of liabilities to equity as part of this plan.  There are ongoing developments the Company is required to achieve in order to be in compliance with the Plan.

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

Liquidity and Capital Resources

Cash used in operating activities amounted to $592,000 for the six months ended June 30, 2003.  Investing activities required cash of $5,502,000, which included $5,689,000 for development of the loan portfolio which was offset to an extent by $250,000 received from the sale of a participation.  Financing activities provided $6,148,000 in cash, which included $5,771,000 in borrowings and $402,000 from the sale of notes.  The result of these activities was a net increase in cash of $54,000 which increased cash to $442,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with Wells Fargo Foothill, which provides for the initiation of a $20,000,000 revolving credit facility (the “Credit Facility”).  The agreement provides for interest at the prime rate plus 1.25% (equal to 5.25% at June 30, 2003).  Equinox was permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement.  In the second quarter of 2003, the Credit Facility was amended to permit additional availability of the lesser of an additional 5% of the borrowing base or fixed amounts of $450,000 decreasing to $350,000 for the period from February 3, 2003 through July 31, 2003.  Under the terms of the Agreement, as amended, Equinox must maintain tangible net worth (including subordinated debt) of $3,900,000 at June 30, 2003, $2,600,000 at July 31, 2003, and $3,300,000 thereafter; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in September 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  By August 31, 2003, Equinox is required to receive a commitment for $700,000 as a capital contribution in the form of capital stock or subordinated debt.  Equinox did not meet the tangible net worth at June 30, 2003, which was waived by the lender.  All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  The Agreement matures December 19, 2004.  There was $9,544,000 outstanding on the Credit Facility at June 30, 2003.

At December 31, 2002, Equinox had a net worth of $2,773,943 compared to the minimum requirement under the Credit Facility of $3,000,000 at that time.   $54,212 of the shortfall was subsequently cured by

capital contributions from EquiFin, Inc. and a waiver of this requirement was obtained from Equinox’ lender permitting the Equinox net worth to be $2,600,000 until June 30, 2003 when it would be required to have a net worth of $3,900,000 and $3,300,000 thereafter.  Management believes the operating results for Equinox will not be adequate to establish the net worth requirement during the last half of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency will be required.

In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through June 30, 2003, operated as a negative cash flow business.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

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

In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio.  Through June 30, 2003, $644,000 of 11% subordinated notes and $620,000 of 13% secured notes had been sold.  The 13% secured notes were exchanged for loan participations at June 30, 2003 (see Note 8 to the financial statements).

In the first half of 2003, the Company sold $350,000 of 15% secured, participation notes due June 30, 2003.  Interest is payable quarterly and the note is secured by a secured loan extended by the Company of $568,000.  The notes were not paid in full by June 30, 2003, and therefore the holder is entitled to an additional one quarter share of common stock for each dollar invested for each calendar quarter until the note is repaid.  The Company is negotiating with the holder of the note to extend the maturity date to June 30, 2004, without further penalty.  The Company is continuing its capital formation activities in view of the requirement that the Company have 15% invested in each loan that is initiated under the Credit Facility.  The growth of the Company’s portfolio of structured credit during 2003 will be dependent on the Company’s ability to raise additional capital.

On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.

Proposed Acquisition of Celtic Capital Corp.

On June 20, 2003, EquiFin, Inc. (the “Company”) signed a definitive merger agreement (the “Merger Agreement”) with Celtic Capital Corporation (“Celtic”) and its principal stockholders, pursuant to which the Company agreed to acquire Celtic by merging it with and into a wholly-owned subsidiary of the Company (such subsidiary, the “Surviving Corporation”).  Pursuant to the terms of such merger (the “Merger”), in exchange for all of the outstanding shares of Celtic’s common stock, the Company will initially issue 1,450,000 shares of its common stock and will pay $450,000 in cash.  The Company will also issue shares of a new series of preferred stock, having an aggregate stated value of $750,000 (the “Preferred Stock”), and providing for the payment of a 6% per annum cumulative dividend.  The Preferred Stock is convertible into an aggregate of up to 2,500,000 shares of the Company’s common stock at a conversion price of $.30 per share.  The Preferred Stock has voting rights equal to the number of shares of common stock into which it can be converted at the time of the applicable record date for the vote.  The convertibility of the Preferred Stock is subject to the attainment of certain specified earnings thresholds and obtaining the approval of the Company’s stockholders to the issuance of the shares of common stock upon conversion.  The Preferred Stock is redeemable, at the option of the Company, under certain conditions, by the Company’s issuance of the maximum number of its shares of common stock into which the Preferred Stock could be converted if all of the earnings threshold levels were achieved.  If stockholder approval is not obtained by a specified date, then the Preferred Stock will be automatically converted into a series of alternative preferred stock (“Alternative Preferred Stock”) having similar rights to the Preferred Stock, other than with respect to convertibility and with respect to dividends, that will be payable on such series at a rate of 12% per annum instead of 6% per annum, and the liquidation preference, which will be twice the stated value thereof plus accrued but unpaid dividends.  If and when the requisite stockholder approval is attained, such shares will automatically convert back to Preferred Stock.

Additional Merger consideration will consist of:  a cash earnout equal to 14.25% of “pre-tax earnings” (as defined in the Merger Agreement) in excess of $200,000 for each of 2003, 2004, 2005, 2006 and 2007 (which will be payable by April 30 of the next year), subject to a cap of $142,500 for each such year; and, subject to stockholder approval being obtained, a share earnout payment of  up to 350,000 shares  of the Company’s common stock, in the aggregate, to be issued at the rate of 35,000 shares for each $10,000 by which pre-tax earnings (as defined in the Merger Agreement) exceeds $250,000.  If stockholder approval is not obtained by a specified date, then in lieu of issuing shares of common stock, the Company will issue an equivalent number of shares of Alternative Preferred Stock, until such time, if any, as stockholder approval is obtained, in which case such Alternative Preferred Stock will be exchanged for the Additional Shares that should have been originally issued.

The Company will also redeem approximately $900,000 in debt held by an affiliate of Celtic in exchange for a cash payment of $500,000 and a promissory note, in the principal amount of approximately $400,000, that will be due and payable on March 31, 2004.

Upon the closing of the Merger, the Company will enter into a stockholders agreement with the principal stockholders of Celtic and certain of the Company’s current stockholders that will provide, among other things, that the current principal stockholders of Celtic will have the right to initially appoint two nominees to the Company’s six person board of directors, and at such time as a specified number of shares of Preferred Stock have been converted into shares of the Company’s common stock, will have the right to appoint one-half of the Company’s Board of Directors.  The current principal stockholders of Celtic will have the right to appoint the majority of the Surviving Corporation’s directors.

Upon the closing of the Merger, the Surviving Corporation will enter into employment agreements with the current president and chairman of Celtic and one other executive officer of Celtic, and in connection therewith will issue a total of 450,000 common stock purchase options.

The Company will submit for stockholder approval a change of its name to Celtic Capital Group, Inc., within a specified period of time following the effective date of the Merger.

Celtic is a privately-held asset based finance company located in Santa Monica, California.  Celtic currently has an asset-based loan portfolio encompassing approximately 25 loans of between $300,000 and $2,500,000 and a total portfolio of approximately $20,000,000.  For the year ended December 31, 2002, Celtic had revenues of $4,600,000; as of such year-end, its assets and liabilities each totaled $23,000,000.

Consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, without limitation, the Company’s successfully completing an equity and/or debt financing generating net proceeds of at least $3,000,000.  The Company is currently negotiating for the capital required for the successful completion of the proposed transaction.

ITEM 3.                     CONTROLS AND PROCEDURES

As of June 30, 2003, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer  and Chief Financial Officer  concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This quarterly report for the quarter ended March 31, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase the amount of the Company’s nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

PART II - OTHER INFORMATION

ITEM 2.                     CHANGES IN SECURITIES

In the second quarter of 2003, the Company sold $100,000 principal amount of 15% Secured Participation Notes, due June 30, 2003 (“15% Notes”) to one purchaser.  The purchaser is also entitled to receive 50,000 shares of the Company’s common stock.  The purchaser of the 15% Notes was an “accredited investor” within the meaning of the Securities Act of 1933, as amended (the “Act”).

In the second quarter of 2003, the Company granted a total of 40,000 common stock options to employees (a modification to options for 122,500 shares granted in the first quarter).  The options have an exercise price of $.25 and expire December 31, 2006.  One-third of the options become exercisable during each of the first quarters of 2004, 2005 and 2006, subject to the employees continuing to be employed by the Company at such time.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	10	Waiver and Fourth Amendment to Loan and Security Agreement dated as of June 30, 2003, between Equinox Business Credit Corp. and Wells Fargo Foothill, Inc.
	31.1	Section 302 Certification of the Chief Executive Officer
	31.2	Section 302 Certification of the Chief Financial Officer
	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

The Company filed a Form 8-K, date of report June 20, 2003 (date of earliest event reported), related to the signing of a definitive merger agreement with Celtic Capital Corporation (see Proposed Acquisition of Celtic Capital Corporation, page 15).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: August 12, 2003	/s/ Walter M. Craig, Jr.
Walter M. Craig, Jr.
President
Chief Executive Officer