Form 10QSB
period 2003-09-30
EQUIFIN INC
filed 2003-11-14
CIK 806011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 12, 2003, there were 7,597,000 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2003 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2003 and 2002

Condensed Consolidated Statements of Operations (Unaudited) for the Nine Months Ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003

(In thousands, except share information)

Assets

Cash	$305
Restricted cash	324
Finance receivables, net	13,033
Note receivable, sale of InterSystems Nebraska	400
Receivable, sale of Chemtrusion	1,200
Due from affiliate	65
Fixtures and equipment, net	100
Deferred loan costs, net	433
Other assets	284
Securities held in trust (see contra)	895

$17,039
Liabilities and Shareholders’ Equity

Liabilities:
Advances payable under loan and security agreement	$10,338
Notes payable	1,255
Loan from affiliate	7
Convertible notes payable, net of debt discount	—
Accounts payable	138
Accrued expenses	353
Customer deposits	161
Deferred income	165
Liability for severance benefits	139
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	895

Total Liabilities	13,501

Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A 10% Cumulative Preferred ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $895,000	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,926,000 shares issued and 7,597,000 outstanding	79
Preferred stock issuable	1,000
Additional paid-in capital	10,406
Accumulated deficit	(7,700)
Common stock issuable – 375,000 shares	84
Note receivable – sale of common stock	(46)
Treasury stock, 329,000 shares at cost	(285)

Total Shareholders’ Equity	3,538

$17,039

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended September 30,
	2003	2002

Revenue - interest and fees earned	$547	$550

Selling, general and administrative expenses	578	508
Note conversion charge	51	—
Interest and debt expense	277	209
Interest income	—	(13)
	906	704
Loss from continuing operations	(359)	(154)

Discontinued operations:
Income from operations	—	19
Net loss	$(359)	$(135)

Net loss per share - basic
Continuing operations	$(.05)	$(.02)
Discontinued operations	—	—

Net loss	$(.05)	$(.02)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Nine months ended September 30,
	2003	2002

Revenue - interest and fees earned	$1,469	$1,083

Selling, general and administrative expenses	1,813	1,647
Note conversion charge	51	—
Interest and debt expense	794	520
Interest income	—	(38)
	2,658	2,129
Loss from continuing operations	(1,189)	(1,046)

Discontinued operations:
Income from operations	—	103
Income from disposal	65	—
Income (loss) from discontinued operations	65	103
Net loss	$(1,124)	$(943)

Net loss per share - basic
Continuing operations	$(.15)	$(.13)
Discontinued operations	.01	.01

Net loss	$(.14)	$(.12)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine months ended September 30,
	2003	2002

Net cash used in operating activities	$(918)	$(872)

Cash flows from investing activities
Finance receivables	(7,326)	(5,733)
Sale of participation in factored receivables	250	—
Proceeds from receivable, sale of Chemtrusion	—	384
Purchase of fixtures and equipment	—	(143)
Customer deposits	31	—
Loan from (to) affiliate	(45)	14
Installment collections on note receivable	50	—
Net cash used in investing activities	(7,040)	(5,478)
Cash flows from financing activities:

Advances under loan and security agreement	6,565	5,720
Issuance of 11% subordinated notes	52	561
Repayments of notes	(25)	(26)
Issuance of 13% secured notes	—	470
Issuance of 15% secured notes	600	—
Issuance of 11% convertible notes	1,127	—
Debt issuance costs	(90)	—
Dividends paid on preferred stock	(30)	—
Net cash provided by financing activities	8,199	6,725
Net increase in cash	241	375

Cash at beginning of period	388	459
Cash at end of period	$629	$834

Cash paid during the periods for interest	$553	$330

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

Basis of Presentation

Equinox Business Credit Corp. (81% owned subsidiary)(“Equinox”) did not meet the tangible net worth requirement of $3,000,000 under its credit facility at December 31, 2002 (see Note 3 to the consolidated financial statements in the December 31, 2002 Form 10-KSB).  The lender waived the defaults and amended the credit facility to provide for a tangible net worth requirement of $2,600,000 through May 31, 2003 and $3,900,000 effective June 30, 2003.  The agreement was further amended to require tangible net worth of $2,600,000 at July 31, and August 31, 2003, and $3,300,000 thereafter.  Equinox did not meet the tangible net worth at June 30, 2003 which was waived by the lender.  Equinox was slightly below the tangible net worth requirement at July 31, and September 30, 2003 (below by $18,000) and below the interest coverage ratio at September 30, 2003 (.89 to 1 compared to the requirement of 1.1 to 1).  Management believes the operating results for Equinox may not be adequate to establish these net worth and interest coverage requirements during the last quarter of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency would be required.  In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through June 30, 2003, operated as a negative cash flow business and slightly below cash flow break-even for the third quarter ended September 30, 2003.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin raised $1,127,500 through the issuance of convertible notes in September 2003 and is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

If EquiFin is unable to raise capital, or liquidate any of its other assets on a timely basis to meet Equinox’ net worth and/or cash flow needs, Equinox would be required to attempt to negotiate an additional waiver with the lender on the net worth and interest coverage requirements of its Credit Facility.  There can be no assurance the lender would consent to this request.  If sufficient cash is not timely available for Equinox’ operating needs, a reduction in operating expenses or a liquidation of certain assets would be required to continue Equinox’ operations.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Accounting for Convertible Debt Issued with Detachable Warrants

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27.  Such value is allocated to additional paid-in capital and the resulting debt discount is charged to interest expense over the terms of the notes payable.  Such value is determined after first allocating an appropriate portion of the proceeds received to warrants or any other detachable instruments included in the exchange.

The fair value of warrants issued in connection with the issuance of notes payable is also allocated to additional paid-in capital and the resulting debt discount is amortized as explained above.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net income (loss):
Continuing operations	$(359)	$(154)
Preferred dividends	(23)	—
	(382)	(154)
Discontinued operations	—	19
Net loss applicable to common stockholders	$(382)	$(135)
Basic weighted average shares	7,972	7,797
Net income (loss) per share:

Continuing operations	$(.05)	$(.02)
Discontinued operations	—	—
Net loss	$(.05)	$(.02)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net income (loss):
Continuing operations	$(1,189)	$(1,046)
Preferred dividends	(45)	—
	(1,234)	(1,046)
Discontinued operations	65	103
Net loss applicable to common stockholders	$(1,169)	$(943)
Basic and dilutive weighted average shares	7,972	7,797
Net income (loss) per share:
Continuing operations	$(.15)	$(.13)
Discontinued operations	.01	.01
Net loss	$(.14)	$(.12)

For the three and nine month periods ended September 30, 2003 and 2002, there were no adjustments to weighted average number of common shares used in diluted loss per share, because the assumed effects of the exercise or conversion of stock options, warrants, convertible preferred stock and convertible debt outstanding were anti-dilutive.  Those exercises or conversions are as follows (in thousands):

	SEPTEMBER 30,
	2003	2002
Stock options	1,628	1,865
Stock warrants	5,926	2,288
Shares issuable on conversion of convertible notes	2,622	1,935
Convertible preferred stock	2,023	—
	12,199	6,088

The Company has elected to continue to account for stock options issued to employees using the intrinsic value method in accordance with APB Opinion 25.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant and, accordingly, no compensation was recorded.  The pro forma effect on net loss and net loss per share would have been immaterial for the quarters and nine month periods ended September 30, 2003 and 2002, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3.                                                   Finance receivables at September 30, 2003, consisted of (in thousands):

Asset-based loans	$11,860
Factored accounts receivable	702
Secured loan	568
Participations in affiliated loans.	53
13,183

Allowance for loan losses	(150)
$13,033

NOTE 4.                                                   On March 5, and April 15, 2003, the Company sold $250,000 and $100,000 of 15% secured participation notes which were originally due June 30, 2003.  The noteholder is entitled to receive 175,000 shares of the Company’s common stock for purchasing the notes which were valued at $38,250 and charged to debt discount.  The shares are included in common stock issuable.  On July 31, 2003, $250,000 of similar notes originally were sold and mature June 30, 2004.  In the third quarter of 2003, the maturity of the notes originally due June 30, 2003 was extended to June 30, 2004.  The noteholder received warrants to purchase 125,000 shares of common stock at $.50 per share and expires July 31, 2008.  The warrants were valued at $44,000.  Interest is payable quarterly and the notes are secured by a secured loan receivable of $568,000.

In the second quarter of 2003, the Company received proceeds of $52,250 from the sale of a like principal amount of 11% subordinated notes.  Warrants to purchase 39,188 shares of common stock at $.25 were issued to the note purchaser and were valued at $4,000.

In the first quarter of 2003, the Company issued warrants to purchase a total of 200,000 shares of common stock to two firms to act as advisors for the private placement of Company securities and debt.  Warrants to purchase 100,000 shares of common stock at $.25 expire February 14, 2007 and warrants to purchase 100,000 shares of common stock at $.24 expire March 18, 2003.  The warrants were valued at $17,000.  In the third quarter of 2003, warrants to purchase 50,000 shares of common stock at $.50 per share, expiring June 30, 2008, were issued to an advisor with a fair value of $14,000.

In the first half of 2002, the Company received proceeds of $561,000 from the sale of a like principal amount of 11% subordinated notes.  Warrants to purchase 329,813 shares of common stock at $.25 were issued to the note purchasers.

NOTE 5.                                                   On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.  The par value of Preferred Stock A was credited for $9 and additional paid-in capital was credited for $925,000.  The employment agreements were also amended to reduce the remaining future payments to a total of $146,000 payable through 2013.  The reduction in payments resulted in the recognition of income of $65,005 which is included in income from discontinued operations.

The income from discontinued operations in 2002 represents $84,000 of state tax refunds and $19,000 net proceeds from the sale of consigned inventory related to Intersystems Nebraska which was sold in 1999.

NOTE 6.                                                   Cumulative dividends are payable on the Preferred Stock A at an annual rate of $100 per share, payable monthly.  The stock has a liquidation preference of $1,000 per share, less the amount of dividends paid since date of issuance.  The Company has the option to redeem the stock at any time at the redemption price of 70% of its then stated value or at 40% of its then stated value in the event of death or disability of the individual.  If the Company fails to declare and pay dividends on the stock for any four calendar months during any consecutive six calendar month period, the holder has the right to require the Company to redeem the stock at the then stated value or the holder may convert the Preferred Stock A into common stock at a conversion price of $.50 per share, subject to anti-dilution provisions.  The Preferred Stock A is non-voting.  In the second and third quarters of 2003, the preferred dividend requirement totaled $45,000 which was charged to additional paid in capital.  $15,000 remained unpaid at September 30, 2003.

NOTE 7.                                                   The Company borrowed $90,000, on a short-term basis, from the President of the Company in the first half of 2003, of which $82,500 was repaid leaving a principal balance of $7,500 at September 30, 2003, which was repaid in October 2003.

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

NOTE 9.                                                   On or about September 30, 2003, the Company issued 11% convertible notes payable with principal balances totaling an aggregate of $1,127,500.  These notes mature August 31, 2008 and are convertible into the Company’s common stock at $.43 per share.  Additionally, with the issuance of the notes payable, the Company issued warrants to purchase an aggregate of 2,622,097 shares of the Company’s common stock, expiring August 31, 2008 at an exercise price of $.50 per share.  The Company’s preliminary estimate of the fair value of these warrants was $812,850.  Accordingly, the Company initially increased additional paid-in capital by $812,850 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants.  The Company will complete its valuation and begin to amortize the debt discount in the fourth quarter of 2003 over the term of the notes payable.

Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the Company made a preliminary valuation of the beneficial conversion feature associated with the convertible notes using the effective conversion price.  Accordingly, the Company first allocated $812,850 to the detachable warrants and decreased the carrying value of the notes payable.  Based on the effective conversion prices, the Company recorded a preliminary beneficial conversion charge of $314,650 which was allocated to additional paid-in capital and debt discount, which it will begin to amortize interest expense in the fourth quarter of 2003 over the term of the notes payable.  Recording the aforementioned debt discounts reduced the carrying amount of the convertible notes payable to zero at September 30, 2003.

The Company issued warrants to purchase 314,651 shares of common stock exercisable at $.50 per share and expiring August 31, 2008 to the advisor in the transaction; the warrants were valued at $97,000.

NOTE 10.                                             On September 24, 2003, Coast Capital Partners, L.L.C. (“CCP”), agreed to convert its $750,000 principal amount of 11% convertible notes and $250,000 principal amount of 13% convertible notes into Series B 11% and Series C 13% convertible preferred stock to be specified in a final agreement.  To induce CCP to convert, the conversion price of the $250,000 13% convertible note will be effectively reduced from $.65 to $.50.  As a result, the Company recorded a charge of $51,000 for the additional shares of common stock that will be issuable on conversion.  In addition, the total carrying value of the convertible notes was reclassified as preferred stock issuable at September 30, 2003.  The terms of the final agreement will require the Company to pay cumulative dividends at an annual rate of $97,000 and $27,500 on the Series B and C, respectively, and provide for the conversion of those shares into 1,704,545 and 500,000 shares of common stock, respectively, subject to anti-dilution adjustments.  Dividends payable will increase by $3,750 and $1,250 and the conversion price will decline by $.02 per share for each fiscal quarter that the convertible preferred stock remains outstanding after December 31, 2006, unless the Company’s common stock underlying the conversion has been registered and the Company’s common stock has traded over $1.00 per share for 90 consecutive days; then, in such case, no increase in dividends or decrease in the conversion price shall be effective.  Under the final agreement, both series of convertible preferred stock will have terms whereby, should there be a change in the control of the Company’s board of directors which is opposed by CCP, (i) annual dividends of $120,000 and $40,000 would be payable, respectively and (ii) the number of shares issuable on conversion would double.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-month periods ended September 30, 2003 and 2002

In March of 2001, the Company began the process of transitioning the Company from a manufacturing enterprise to a diversified finance company.  As part of the refocusing of the Company, in September 2001, the Company sold its remaining manufacturing operation,

Chemtrusion, Inc., which was engaged in the plastic compounding business.  As a consequence of the Company’s new strategic initiative of providing structured capital to small and mid-size enterprises, the Company’s continuing operations for the quarters ended September 30, 2003 and 2002, reflects revenues of $547,000 and $550,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The 2002 period includes $107,000 in fees earned in connection with a liquidated loan which, if excluded from 2002, amounts to an increase of $110,000 in 2003 over 2002 and is primarily the result of an increase in the number and amount of asset-based loans made by the Company as it has developed its business during 2002 and into 2003.  The Company anticipates that revenues from these activities will grow as it continues its plan of developing as a finance company.

Selling, general and administrative expenses for 2003 were $578,000 compared to $508,000 in 2002, an increase of $70,000.  The increase consisted principally of $24,000 in additional loan administration fees related to the Company’s senior credit facility and $51,000 related to the discontinuance of a proposed acquisition.

The note conversion charge of $51,000 in 2003 is a charge for additional shares of common stock to be issued due to a reduction in the conversion price of convertible notes to be exchanged for preferred stock.

Interest and debt expense increased by $68,000 in 2003 as compared to 2002 primarily due to increased borrowings under a $20,000,000 senior credit facility which the Company has (through its subsidiary, Equinox Business Credit Corp.) from Wells Fargo Foothill, a division of Wells Fargo Bank.  This credit facility provides credit for the proposed expansion of the Company’s asset-based loan activities.  Interest expense also increased due to the private placement of additional 15% secured notes.

Nine-month periods ended September 30, 2003 and 2002

Revenue for the nine month period ended September 30, 2003, was $1,469,000 compared to $1,083,000 in 2002, an increase of $386,000 which is attributable to an increase in the number and amount of asset-based loans.

Selling, general and administrative expenses were $1,813,000 in 2003 and $1,647,000 in 2002, an increase of $166,000.  Components of the increase include $69,000 in additional loan administration fees related to the Company’s senior credit facility, $21,000 on the exchange of loan participations for 13% secured notes, $20,000 discount on a note receivable to enhance collection, $51,000 related to the discontinuance of a proposed acquisition and $5,000 of miscellaneous expense.

See the description of the note conversion charge of $51,000 in the three months discussion above.

Interest and debt expense increased $274,000 for the reasons mentioned above for the three month periods.

The income from discontinued operations in 2003 of $65,000 is from settlement of severance obligations as explained in Note 5 to the financial statements and in 2002 includes $84,000 of state tax refunds and $19,000 net proceeds from the sale of consigned inventory related to Intersystems Nebraska which was sold in 1999.

Critical Accounting Policies

The Company’s critical accounting policies relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at September 30, 2003, is $150,000 and will increase further based upon future growth of the loan portfolio.

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

American Stock Exchange

The Company was, in 2002, notified by the American Stock Exchange (“AMEX”) that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it had accepted the Company’s proposed plan to restore stockholder equity and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the period that the plan is developed, the Company’s common stock will continue to trade on the AMEX, but the Company will be subject to periodic review during the extension period.  During the first three quarters of 2003, the Company has taken measures to restore stockholder equity and at September 30, 2003, it was in compliance with the plan submitted to AMEX.

There are further developments that the Company will have to achieve to continue to stay in compliance with the Plan and, although the Company will continue to take measures to stay in compliance with the Plan, there can be no assurance that, over the plan period, all of the required developments will be achieved in order to keep the Company’s common stock trading on the American Stock Exchange.  Failure by the Company to stay in compliance with the Plan could result in the Company being delisted from the AMEX.

Liquidity and Capital Resources

Cash used in operating activities amounted to $918,000 for the nine months ended September 30, 2003.  Investing activities required cash of $7,040,000, which included $7,326,000 for development of the loan portfolio which was offset to an extent by $250,000 received from the sale of a participation.  Financing activities provided $8,199,000 in cash, which included $6,565,000 in borrowings and $1,127,000 from the sale of convertible notes.  The result of these activities was a net increase in cash of $241,000 which increased cash to $629,000.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with Wells Fargo Foothill, which provides for the initiation of a $20,000,000 revolving credit facility (the “Credit Facility”).  The agreement provides for interest at the prime rate plus 1.25% (equal to 5.25% at September 30, 2003).  Equinox was permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible purchased accounts and eligible notes receivable, as defined in the Agreement.  In the second quarter of 2003, the Credit Facility was amended to permit additional availability of the lesser of an additional 5% of the borrowing base or fixed amounts of $450,000 decreasing to $350,000 for the period from February 3, 2003 through July 31, 2003.  This permitted overadvance has been repaid.  Under the terms of the Agreement, as amended, Equinox must maintain tangible net worth (including subordinated debt) of $3,900,000 at June 30, 2003, $2,600,000 at July 31, and August 31, 2003, and $3,300,000 thereafter; a leverage ratio, as defined, of not more than 5 to 1 and, beginning in September 2003, an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  By August 31, 2003, Equinox was required to receive a commitment for $700,000 as a capital contribution in the form of capital stock or subordinated debt and that requirement has been met.  Equinox did not meet the tangible net worth at June 30, 2003, which was waived by the lender.  Equinox was slightly below the tangible net worth requirement at July 31, and September 30, 2003 (below by $18,000) and below the interest coverage ratio at September 30, 2003 (.89 to 1 compared to the requirement of 1.1 to 1).  All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  The Agreement matures December 19, 2004.  There was $10,388,000 outstanding on the Credit Facility at September 30, 2003.

At December 31, 2002, Equinox had a net worth of $2,773,943 compared to the minimum requirement under the Credit Facility of $3,000,000 at that time.  $54,212 of the shortfall was subsequently cured by capital contributions from EquiFin, Inc. and a waiver of this requirement was obtained from Equinox’ lender permitting the Equinox net worth to be $2,600,000 until June 30, 2003 when it would be required to have a net worth of $3,900,000, $2,600,000 until August 31, 2003 and $3,300,000 thereafter.  Management believes the operating results for Equinox may not be adequate to establish these net worth and interest coverage requirements during the last quarter of 2003 and, accordingly, further capital contributions by EquiFin to cover such deficiency may be required.

In addition to the agreement to have a specific net worth which has required capital contributions from EquiFin, Equinox has, through June 30, 2003, operated as a negative cash flow business and slightly below cash flow break-even for the third quarter ended September 30, 2003.  EquiFin has provided operating cash to Equinox to cover such cash shortfalls.  EquiFin raised $1,127,000 through the issuance of convertible notes in September 2003 and is continuing its capital formation efforts so that it will be in a position to continue to provide Equinox with capital for its operating needs and net worth coverage, however there can be no assurances that such efforts will be successful.

If EquiFin is unable to raise capital on a timely basis, or liquidate any of its other assets on a timely basis to meet Equinox’ net worth and/or cash flow needs, Equinox would be required to attempt to negotiate a waiver with Wells Fargo Foothill on the net worth and interest coverage ratio requirements of its Credit Facility.  There can be no assurance Wells Fargo Foothill would consent to this request.  If sufficient cash is not timely available for Equinox’ operating needs, a reduction in operating expenses would be required to continue Equinox’ operations.

In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio.  Through September 30, 2003, $644,000 of 11% subordinated notes and $620,000 of 13% secured notes had been sold.  The 13% secured notes were exchanged for loan participations at June 30, 2003 (see Note 8 to the financial statements).

In the first three quarters of 2003, the Company sold $600,000 of 15% secured, participation notes due June 30, 2004.  Interest is payable quarterly and the note is secured by a secured loan extended by the Company of $568,000.  The Company is continuing its capital formation activities in view of the requirement that the Company have 15% invested in each loan that is initiated under the Credit Facility.  The growth of the Company’s portfolio of structured credit during 2003 will be dependent on the Company’s ability to raise additional capital.

On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company (see Notes 5 and 6 to the financial statements).

In September 2003, the holder of the 11% convertible note of $750,000 and 13% convertible note of $250,000 (Coast Capital Partners, L.L.C., an affiliated company) agreed to exchange the notes for preferred stock (see Note 10 to the financial statements).

ITEM 3.                                                     CONTROLS AND PROCEDURES

As of September 30, 2003, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This quarterly report for the quarter ended September 30, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase the amount of the Company’s nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

PART II - OTHER INFORMATION

ITEM 2.                                                     CHANGES IN SECURITIES

In the third quarter of 2003, the Company issued the following securities:

$250,000 principal amount of 15% secured participation notes, due June 30, 2004 (“15% Notes”) was sold to one purchaser.  The purchaser also received warrants to purchase 125,000 shares of the Company’s common stock at $.50 per share, expiring July 31, 2008.  The purchaser of the 15% notes was an “accredited investor” within the meaning of the Securities Act of 1933, as amended (the “Act”).

On September 23, 2003, the Company consummated a private placement of (a) an aggregate of $1,127,500 principal amount of 11% convertible subordinated notes due August 31, 2008 (the “Notes”), and (b) an aggregate of 2,622,097 common stock purchase warrants (the “Warrants”), for an aggregate gross purchase price of $1,127,500.  Each Note provides for the payment of the entire amount of the principal thereof on the maturity date, August 31, 2008, and for the accrual of interest thereon at a rate of 11% per annum, which is payable semi-annually in cash.  The Notes are initially convertible into shares of Common Stock at a price of $.43 per share.  Such conversion price is subject to antidilution adjustments.  The Notes are redeemable after September 1, 2004 at a premium.  Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $.50 per share and expires on August 31, 2008.  Such exercise price is also subject to antidilution adjustments.  The Warrants are redeemable after September 1, 2004 under certain circumstances.  The Notes and Warrants were sold in Units, each consisting of $100,000 principal amount of Notes and 232,558 Warrants and having a purchase price of $100,000, to a total of 10 “accredited investors”  (as such term is defined in the Rules promulgated under the Securities Act of 1933, as amended (the “Act”)).

Warrants to purchase 314,651 shares of the Company’s common stock at $.50 per share, expiring August 31, 2008 were issued to the placement agent in the above transaction.

Warrants to purchase 50,000 shares of the Company’s common stock at $.50 per share, expiring June 30, 2008 were issued to an individual to act as an advisor for the private placement of Company securities and debt.

Warrants to purchase 125,000 shares of the Company’s common stock at $.30 per share, expiring April 8, 2008 were issued to a firm which acted as an advisor in lieu of $50,000 in fees due it.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

31.1                                                                           Section 302 Certification of the Chief Executive Officer

31.2                                                                           Section 302 Certification of the Chief Financial Officer

32                                                                                    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 The Company filed a Form 8-K, date of report September 23, 2003 (date of earliest event reported), related to the private placement of 11% convertible notes due August 31, 2008, described above under CHANGES IN SECURITIES.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: November 13, 2003	/s/ Walter M. Craig, Jr.
Walter M. Craig, Jr.
President Chief Executive Officer