Form 10KSB
period 2003-12-31
EQUIFIN INC
filed 2004-03-30
CIK 806011

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                    to                   .

Commission File No. 1-9547

EQUIFIN, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3256265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1011 Highway 71, Spring Lake, NJ 07762
(Address of Principal Executive Offices) (Zip Code)

(732) 282 – 1411
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for 2003 were $2,150,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is approximately $4,338,980 based upon the closing price of the registrant’s common stock, $.01 par value, as reported by the American Stock Exchange on March 23, 2004 which was $.58.

The number of shares of the registrant’s common stock, $.01 par value, outstanding on March 25, 2004:  7,677,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the issuer’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

PART I

ITEM 1:  BUSINESS

Introduction and Business Development

EquiFin, Inc. (the “Company”) was organized under the laws of the State of Delaware in 1984.  Since the third quarter of 2000, we have pursued the strategy of liquidating assets from our previous line of business and directing our efforts and assets to building a commercial  finance company that provides asset-based credits of $500,000 - $3,000,000 to small and mid-sized business enterprises.  In pursuit of this strategy, we have discontinued and divested ourselves of unprofitable manufacturing operations, extinguished debt related to those operations and, commencing at the start of 2002, focused all of our resources on building a commercial finance company through Equinox Business Credit Corp. (our 81% owned subsidiary).  Because of our limited portfolio of loans, we believe that we are still in the early stage of our development as a finance company.  We currently have structured credits principally in the form of accounts receivable funding and senior secured loans.  As we develop this business, our structured credits may also include subordinated secured loans, bridge loans, convertible loans, loan guarantees and other similar opportunistic situations.

Our business goal is to provide a range of capital solutions to small and mid-size business enterprises from which we, as a Company, can realize high current yields while, in most situations, securing our loans through liens on the assets of the borrowing enterprise.  Our further business objective is, in certain opportunities, to structure a portion of our credits so that we receive enhancement fees or equity considerations that could, based on the success of the borrowing enterprise, provide additional income and/or capital appreciation to the Company.

Our Chairman of the Board and Chief Executive Officer, Walter M. Craig, Jr., has approximately 11 years of experience in the commercial finance industry, providing different forms of credit to small and mid-sized business enterprises.  Prior to that time, he had spent 11 years in structuring financial transactions for small and medium size companies as an attorney.  Recently his experience includes acting as our Chief Executive Officer, since August 2000, and having acted as President and director of PLB Management Corp. the general partner of Mezzanine Financial Fund, L.P., a privately held Delaware limited partnership which made collateralized loans to companies. The collateralized loans extended by this entity generally were extended to small and mid-sized business enterprises and were structured to be subordinated secured debt, often with equity enhancements.  During the past 5 years, Mr. Craig was also Chairman of the Board of an affiliated entity that was engaged in the factoring business, where accounts receivable of small business enterprises were purchased on a discounted basis.  Mr. Craig has over 20 years experience in both structuring asset-based loan transactions and in negotiating and structuring debt and equity capital placements.

Mr. Vogel, the President of Equinox Business Credit Corp., our 81% owned subsidiary which currently conducts substantially all of our operations, started in that office in December 2001.  Mr. Vogel was a Senior Vice President of Century Business Credit Corp. (“Century”) from 1990 until December 1999.  Century was a privately held finance company, whose portfolio of asset-based credit lines reached approximately $120,000,000.  Century was sold to Wells Fargo Bank in 1999.  Prior to his work at Century, Mr. Vogel was Vice President of Fidelcor Business Credit Corp. (“Fidelcor”) from 1984 until 1990.  Both Century and Fidelcor were involved in providing asset-based term and revolving loans principally in the amounts of $500,000 to $3,000,000 to small and mid-size companies.

Because of our management’s experience in the commercial finance industry, it was believed that there had been a consolidation of smaller asset-based lenders at the close of the 1990’s and, as a result, the asset-based lending marketplace had become increasingly populated by larger lenders.  These larger lenders, due to their operating size, had moved away from providing credits under $3 million to companies as well as credits that were perceived to be of a higher risk (companies that had an absence of consistent, positive cash flow history, or were experiencing a turnaround in their business or where the company might be reorganizing under bankruptcy protection). Although these “higher-risk” companies are not traditional credits, many are rich in collateral and are able to support asset-based loans.  Accordingly, after Mr. Craig’s investment in the Company enabled him to become our Chairman of the Board in the second quarter of 2001, we sold our then principal line of business, which provided various out-sourcing services to the petro-chemical industry, and have since then concentrated our efforts on building a commercial finance company which provides $500,000 - $3,000,000 in asset-based credits to small and mid-size business enterprises.

Our initial focus in pursuit of our strategy to develop a finance company has been to build an asset-based lending group through our 81% owned subsidiary, Equinox Business Credit Corp. (“Equinox”).  Capitalizing on Mr. Vogel’s extensive experience in the asset-based lending industry, Equinox’ operations commenced in the first quarter of 2002, and as of December 31, 2003 had committed to fund revolving and term loans aggregating up to approximately $15,000,000 to ten borrowers.  Equinox provides revolving and term loan credit facilities that are secured by the assets of the borrower.  To date, all of Equinox’ loans have been secured by a security interest in substantially all of the assets of its borrowers.  Because our capital has been limited, we have not, to date, aggressively marketed our lending operations.  We have principally relied upon an existing referral network that exists from our management’s prior endeavors (including brokers, accountants, lawyers, consultants and workout departments at commercial banks) to provide us with potential lending opportunities. During the third and fourth quarters of 2003, we completed private placements of notes and warrants generating net proceeds of approximately $1,890,000.   As a result of obtaining these additional capital resources, we plan to embark on a more aggressive marketing campaign during 2004, which may include retaining sales personnel who work exclusively for our Company and placing advertisements in trade journals.  We believe that these activities will enable Equinox to employ the capital it currently has on hand from the placements of 2003, together with its remaining borrowing capability of close to $10,000,000 under its senior credit facility with Wells Fargo Foothill Corporation.  See Management’s Discussion and Analysis of Financial Condition and Results of Operation (ITEM 6) regarding the lender informing the Company that it does not intend to renew the credit facility at maturity.

Our principal operating philosophy is to establish structured credit facilities and loans that are secured in their repayment by the assets of the enterprise receiving the capital assistance.  A secured position against assets of a borrowing enterprise does not insure recoupment of the Company’s capital investment, but it does provide a degree of asset coverage on the capital placed with the enterprise and enables the Company, as a lien holder, to both sell assets if the credit facility is not being repaid and/or participate in any discussions or negotiations which might surround the restructuring of our credit facility if a borrowing enterprise encounters difficulty in its business.

Our prospective borrowers are companies that are unable to obtain funding through more traditional commercial bank loans.  This situation enables us to achieve our aggressive yields on our loans.  These situations present themselves where a borrower might be expanding into a new opportunity, reducing its business due to recent challenges and/or operating unprofitability, introducing a new product or service, or where management desires to acquire the borrower’s business from its current owners.  Our credit could be extended in connection with refinancings, reorganizations, turnarounds, debtor-in-possession (“DIP”) and post-DIP transactions.  We intend to primarily focus on providing credit to manufacturers, importers, wholesalers, distributors and service companies.

During 2003, Equinox closed a total of 7 asset-based facilities.  The maximum amount that could be borrowed under any such facility was $2,000,000.  As of December 31, 2003, Equinox had nine asset-based loan facilities outstanding, with the aggregate maximum loans permitted to be borrowed thereunder of $15,050,000 and total loans outstanding of $11,770,000.

In addition to Equinox’ operations which provide asset-based loan facilities, we have a subsidiary, Equinox Factors, Inc., that provides “factoring” services.  Factoring is the legal purchase, at a discounted price, of the accounts receivable of a contract customer.  Under our factoring contracts, our customers receive a payment from us on our purchase of their accounts receivable that is a percentage of the invoice they generated for the sale of services or goods.  As the purchaser of the receivable, we become legally entitled to receive payment from the account debtor.  As of December 31, 2003, our investment in these purchased accounts receivable totaled $969,375 with respect to the purchase of approximately $1,964,000 of gross amount of accounts receivable.

Although our goal is to develop, over time, a multi-regional commercial finance company, because of our current capital resources, we have, to date, focused primarily upon developing the asset-based loan operations of Equinox in the northeast region of the United States.  If we are able to grow these operations through our enhanced marketing efforts, we anticipate that the demands of our customers, or potential customers within the niche that we are attempting to exploit, will present us with more opportunities to provide other forms of financing. We initially plan to pursue these other forms of financing on an opportunistic basis, depending upon our capital resources at the time.

It is expected that we will extend a financial solution to companies principally through our asset-based lending group in the future and not as much through our factoring company.  Asset-based lending transactions concentrate on balancing collateral values, cash flow and capital structure of our borrower.  Equinox offers revolving and term loans to small and medium-sized companies secured by accounts receivable, inventories, and fixed assets.  The interest rates charged by us for various classes of financing assets vary depending upon the credit quality of the borrower, the amount and maturity of the loan, the costs of servicing, the income tax consequences of the transaction, the cost of borrowing to the Company, and, to a lesser degree, state usury laws.  Our finance receivables have both variable rates and fixed rates of interest.  Variable rate loans reprice in accordance with agreed upon indices, usually a published reference prime interest rate.

In total, at December 31, 2003, EquiFin, through participations, asset-based loans, factored accounts and other term loans, had outstanding structured, credit commitments of approximately $13,013,000.

As part of our business strategy to develop a commercial finance company, we believe there could exist smaller, commercial finance companies that might feel it is advantageous to be part of a public enterprise.  In furtherance of this aspect of our plan of development, on June 20, 2003, we signed a merger agreement with Celtic Capital Corporation and its principal stockholders, pursuant to which we agreed, based on certain conditions, to acquire Celtic by merging it with and into our wholly-owned subsidiary.  In accordance with the merger agreement, in September 2003, we elected not to proceed with the merger as a result of our not being able to complete a debt or equity financing that would generate net proceeds of at least $3,000,000 on terms acceptable to us.  The completion of a financing that would generate that amount of net proceeds was a condition to the closing of the merger.  In accordance with the terms of the merger agreement, a significant amount of the proceeds from any financing that we obtained would have been utilized to repay existing subordinated indebtedness of Celtic Capital Corporation.  We believe this requirement materially contributed to our difficulty in raising the requisite capital on terms that were acceptable to us, and accordingly, decided not to proceed with the proposed transaction.  We were not required to pay a penalty as a result of our terminating the merger.

Our principal executive offices are located at 1011 Highway 71 Spring Lake, New Jersey 07762; and our telephone number is (732) 282-1411.

Competition

The commercial finance field in which we operate is highly competitive, with business developed primarily on the basis of customizing transaction structure, client service and relationships, and payment terms.  We are subject to competition from many similarly situated finance companies, and to a lesser extent national and regional banks, who have greater resources and capital, private funds and other investment groups.

By providing $500,000 to $3,000,000 in sub-investment grade situations, we feel we fill a void in the capital marketplace created by the recent consolidation of smaller asset-based lenders in the commercial finance industry.  However, there are many regional commercial finance companies looking to fill this perceived opportunity.  We also believe that given our size, as compared to other finance companies, that we have the flexibility and the timely response necessary to service prospective borrowers.  In the market for sub-investment grade, asset-based financing, where potential clients are often distressed, the ability to move quickly is critical.  We are structured to address the small, mid-size business needs and to react quickly to fund opportunities in three to four weeks, as compared to most commercial finance companies that require 45 to 60 days for funding.

Governmental Regulation

We are subject to certain laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, establish maximum interest rates, finance charges and other charges we can impose for credit.  In our judgment, existing statutes and regulations do not have a material adverse effect on our business.  However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Employees

At December 31, 2003, we employed nine persons who were full time employees, in executive, administrative and clerical capacities and three part time individuals.  None of our employees are represented by a union.

ITEM 2:  PROPERTIES

We rent an executive office suite comprising approximately 1,600 square feet, on a month-to-month basis, at 1011 Highway 71 in Spring Lake, New Jersey.  Monthly rent for this space during 2003 was reduced to $1,800 a month.  This space is rented from an affiliated entity controlled by our Chief Executive Officer.

Our principal subsidiary, Equinox Business Credit Corp., occupies approximately 3,800 square feet of space in Iselin, New Jersey, approximately 30 miles from New York City, pursuant to a lease that commenced on January 1, 2002 and expires December 31, 2004.  The annual rent for the third year of the term is $126,753.

Equinox Factors, Inc., rents office space of 1,329 square feet in Tampa, Florida.  The monthly rent is approximately $2,960 under a lease which expires July 31, 2004.

We believe that our office space is adequate for our current and foreseeable future needs.

ITEM 3:  LEGAL PROCEEDINGS

At the present time, we are not a party to any lawsuits that are expected to have a material adverse effect on the business, operations or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On December 29, 2003, we held our 2003 Annual Meeting of Stockholders at which stockholders elected Daniel T. Murphy and Lee A. Albanese as directors of the Company to serve until our Annual Meeting of Stockholders in the year 2006, and in each case, until their successors are duly elected and qualified.  The results of the voting for each nominee were as follows:

Name of Nominee	Votes For	Votes Withheld

Daniel T. Murphy	6,262,812	25,600
Lee A. Albanese	6,237,812	50,600

Thomas D. Werblin and John E. Stieglitz were directors of the Company at the time of the 2003 Annual Meeting of Stockholders, and continue to serve as directors of the Company together with Mr. Craig.

PART II

ITEM 5:                            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.                                       Market Information.  The Company’s Common Stock presently is listed on the American Stock Exchange and is presently traded under the symbol “II”.  The table below sets forth, for the period indicated, the high and low closing prices of the Common Stock.

Fiscal 2002	High	Low

First Quarter	$.54	$.30
Second Quarter	.40	.28
Third Quarter	.33	.16
Fourth Quarter	.34	.17

Fiscal 2003	High	Low

First Quarter	$.29	$.15
Second Quarter	.55	.24
Third Quarter	.55	.41
Fourth Quarter	.95	.49

The closing price of the Common Stock on March 23, 2004 was $.58.

b.                                      Holders.  As of March 24, 2004, there were, to the best of our knowledge, approximately 172 holders of record of the Company’s Common Stock.

c.                                       Dividends.  We have not declared or paid any cash dividends during the last two fiscal years.  Given our need for cash to develop our finance business, we do not intend to pay any cash dividends for the foreseeable future.

In March 2004, our Board of Directors resolved to extend the expiration date of our outstanding publicly traded common stock purchase warrants (AMEX: II, WS) from March 31, 2004 until September 30, 2004.  These public warrants were issued as a dividend in October 1991, and as of December 31, 2003, there were approximately 1,114,852 public warrants outstanding.

d.                                      Recent Sales of Unregistered Securities.

In the fourth quarter of 2003, we sold an aggregate of $1,100,000 principal amount of 7% secured convertible notes, due December 15, 2006 (“Notes”) to an institutional purchaser.  The purchaser of the Notes also received an aggregate of 532,257 warrants, each warrant entitling the holder to purchase one share of the Company’s common stock.  The warrants expire on December 15, 2008.  One-third of the warrants are exerciseable at $.78 per share, one-third at $.93 per share and one-third at $1.09 per share.  The purchaser of securities was an “accredited investor” within the meaning of the Securities Act of 1933, as amended (the “Act”).  The securities were issued and sold in such placement pursuant to an exemption contained in Section 4(2) of the Act.

Warrants to purchase 184,516 shares of common stock at $.78 per share, expiring December  11, 2008 were issued to the investment advisor in the transaction.

All other sales of unregistered securities during 2003 have previously been reported in the Company’s Quarterly Reports on Form 10-QSB.

e.                                       Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s existing equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders as of December 31, 2003.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding shares shares reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	665,000 (Note)	$.45	585,000

Equity compensation plans not approved by stockholders	2,141,667 (Note)	.52	0

(Note)  As a result of the increase in the number of shares reserved for issuance because of private placements in the third and fourth quarters of 2003, the Chief Executive Officer of the Company has made the issuance of 195,000 shares under plans approved by stockholders and 305,000 shares under plans not approved by stockholders, previously reserved for issuance, subject to obtaining stockholder approval of an amendment to the certificate of incorporation increasing the number of authorized shares.

Material Features of Non-statutory Options and Warrants

The Company’s Non-Statutory Options and Warrants consist of individual grants of options and warrants to employees, advisors and consultants the material features of which are described below:

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

(ii)                                  185,000 options were granted to Walter M. Craig, Jr., the Company’s Chairman of the Board and the Chief Executive Officer, in 2001, pursuant to his employment agreement (these options were in addition to the 215,000 options that were granted to Mr. Craig in 2001 pursuant to the Company’s 1997 Stock Option Plan).  35,000 of such options have an exercise price of $.75 per share, and of the remaining options, 50,000 options have an exercise price of $1.00 per share, 50,000 options have an exercise price of $1.25 per share and 50,000 have an exercise price of $1.50 per share.  The options expire in March 2011 and do not become exercisable until September 2010, subject to earlier exercisability if the Company attains certain cumulative earnings thresholds.  See note above regarding Mr. Craig’s options.

(iii)                               305,000 warrants were granted in 2001 to consultants who assisted the Company in 2001 in obtaining its working capital credit facility from Foothill Capital Corp. (“Foothill”) in the fourth quarter of such year.  225,000 of such warrants have an exercise price of $.50 per share and expire in December 2006 and 80,000 of such warrants have an exercise price of $.40 per share and expire in December 2007.

(iv)                              160,000 options that were granted in August 2002, each having an exercise price of $.22 per share and expiring July 31, 2012; 80,000 of which were granted to Walter M. Craig, Jr., and 80,000 of which were granted to Allen H. Vogel.  As of December 31, 2003, all of such options were exercisable.  See note above regarding Mr. Craig’s options.

(v)                                 25,000 options granted to two employees in March 2002.  10,000 of such options having an exercise price of $.43 and 15,000 having an exercise price of $.40 and all expire December 31, 2006.  8,333 of the options are exercisable; 8,333 become exerciseable March 4, 2004 and 8,333 become exerciseable March 4, 2005.

(vi)                              162,500 options were granted in 2003 to officers and employees of the Company, each of which has an exercise price of $.25 and expire December 31, 2006.  One-third of the options become exerciseable January 2, 2004, January 2, 2005 and January 2, 2006.  This group of options includes 40,000 issued to Mr. Craig, see note above.

(vii)                           874,167 warrants were issued to investment advisors and consultants in 2003.  Each warrant entitles the holder to purchase one share of common stock.  Prices and expiration dates are as follows:

Warrants	Price	Expiration
100,000	$.25	February 14, 2007
100,000	$.25	March 18, 2008
50,000	$.50	June 30, 2008
314,651	$.50	August 31, 2008
125,000	$.30	April 8, 2008
184,516	$.78	December 11, 2008

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for Years Ended December 31, 2003 and 2002

In September 2001, the Company sold its remaining manufacturing operation, Chemtrusion, Inc., which was engaged in the plastic compounding business and thereafter initiated its new plan of business of providing structured capital to small and mid-size enterprises.  The Company’s continuing operations for the years ended December 31, 2003 and 2002, reflect revenues of $2,150,000 and $1,619,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The increase of $531,000 is the result of an increase in the number and amount of asset-based loans made by the Company as it developed its business during 2003.  The Company plans to continue to work to build its portfolio of loans so that revenues from these activities will grow as it pursues its plan of developing a finance company.  Revenues for the year ended December 31, 2003, included revenue of $39,000 from a loan that was prepaid and December 31, 2002 included material payments of $209,000 resulting from fees that were earned in relation to the liquidation of two loans during 2002.

Selling, general and administrative expenses have increased for the year ended December 31, 2003, by $327,000 over 2002.  Components of the increase include $109,000 in additional loan administration fees for the Company’s senior credit facility, $51,000 for a non-cash charge related to a note conversion for additional shares of common stock to be issued for a reduction in the conversion price of convertible notes which were exchanged for preferred stock, $51,000 related to the discontinuance of a proposed acquisition, $21,000 on the exchange of loan participations for 13% secured notes, a non-cash charge of $70,000 in additional provisions for loan losses, and $25,000 in bank fees.

Interest expense increased by $404,000 during 2003 as compared to 2002, of which $207,000 was due to the increased borrowings under a $20,000,000 credit facility which the Company has through its subsidiary, Equinox Business Credit Corp., from Wells Fargo Foothill (“Foothill”).  This credit facility provides credit for the proposed expansion of the Company’s asset-based loan activities.  Interest expense also increased at the parent company level by $116,000 primarily due to the  private placement of 15% secured participation notes and 11% convertible subordinated notes.  The increase also includes $81,000 for amortization of loan costs.

In each of 2003 and 2002, a discount of $100,000 was given in exchange for a prepayment of amounts due from a sharing in future management fees due from Chemtrusion.  This fee payment was structured when Chemtrusion was sold in the fourth quarter of 2001.

The income of $65,000 from discontinued operations in 2003 is related to the reduction in severance liability described in note 8(a) to the consolidated financial statements.  The income from discontinued operations in 2002 included $84,000 from state tax refunds, $19,000 in net proceeds from consigned inventory related to Intersystems Nebraska which was sold in 1999 and the reversal of $120,000 in unneeded reserves previously recorded on the sale of Chemtrusion in 2001.

Critical Accounting Policies

The Company’s critical accounting policies as described in note 1 relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at December 31, 2003, is $221,000 and should increase further based upon future growth of the loan portfolio.

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

American Stock Exchange

The Company was, in 2002, notified by the American Stock Exchange (“AMEX”) that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it had accepted the Company’s proposed plan to restore stockholder equity and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the period that the plan is developed, the Company’s common stock will continue to trade on the AMEX, but the Company will be subject  to periodic  review during the  extension period.  During the first three quarters of 2003, the Company has taken measures to restore stockholder equity and, although at September 30, 2003 it was in compliance with the plan submitted to AMEX, at the completion of the Company’s year-end audit the Company determined it was not in compliance with the projected development of stockholder equity.

The Company will continue to take measures to stay in compliance with the Plan.  The failure of AMEX to agree to the Company’s proposals to regain compliance with the Plan could result in the Company being delisted from the AMEX.

Liquidity and Capital Resources

Cash used in operating activities amounted to $916,000 for the year ended December 31, 2003.  Investing activities required cash of $6,904,000, which included $7,474,000 for development of the loan portfolio which was offset to an extent by $250,000 received from the sale of a participation.  Financing activities provided $8,510,000 in cash, which included $6,066,000 in borrowings and $2,880,000 from the sale of convertible notes.  The result of these activities was a net increase in cash of $690,000 which increased cash to $1,078,000 at year-end December 31, 2003.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with Wells Fargo Foothill, which provided for the initiation of a $20,000,000 revolving credit facility (the “Credit Facility”).  The agreement provides for interest at the prime rate plus 1.25% (equal to 5.25% at December 31, 2003).  Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible notes receivable, as defined in the Agreement.  Under the terms of the Agreement, as amended, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000 from December 31, 2003 through February 29, 2004; $3,050,000 through May 31, 2004; $3,100,000 through August 31, 2004 and $3,150,000 thereafter; a leverage ratio, as defined, of not more than 5 to 1 and an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  Equinox did not maintain the tangible net worth requirement for December 31, 2002, January 31, 2003, February 28, 2003 and June 30, 2003 and the interest coverage ratio at September 30, 2003.  Through amendments to the Agreement, the lender waived the defaults for those periods.  During 2004, Equinox is also required to realize, for each fiscal quarter in 2004, 75% of its projected revenues and projected earnings before tax based on projections previously furnished to Foothill.  All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  There was $9,839,000 outstanding on the Credit Facility at December 31, 2003.  The Agreement matures December 19, 2004 and the has lender informed the Company that it does not currently intend to renew the agreement.  The Company will seek to replace the credit facility prior to maturity, however there can be no assurance that such efforts will be successful.  If our current facility is not replaced, we might negotiate a sale of our portfolio, apply all cash flow generated by the loans securing the facility to pay down our borrowings thereby adversely effecting our liquidity position.  In this situation, we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

EquiFin has provided operating cash to Equinox to cover net worth shortfalls.  EquiFin raised $1,127,000 through the issuance of 11% convertible notes in September 2003 and raised $1,100,000 through 7% subordinated convertible notes as a direct placement to Equinox in December 2003.  The Company also entered into an agreement with the purchaser of the $1,100,000 7% convertible subordinated notes pursuant to which the Company would borrow, at any time until December 31, 2006, on a revolving basis up to $3,000,000 in the aggregate (including the original $1,100,000), but not more than 11.5% of the borrowing base.  See note 4 to the consolidated financial statements for additional information with respect to the 11% convertible note and the 7% convertible subordinated note.

In December 2001, the Company commenced a private placement of up to $1,500,000 of five-year notes to provide the Company with additional working capital and capital to invest in the development of its loan portfolio.  Through December 31, 2003, $644,000 of 11% subordinated notes and $620,000 of 13% secured notes had been sold.  The 13% secured notes were exchanged for loan participations at June 30, 2003 (see note 4 to the consolidated financial statements).

In the first three quarters of 2003, the Company sold $600,000 of 15% secured participation notes due June 30, 2004.  Interest is payable quarterly and the note is secured by a secured loan extended by the Company of $568,000.  As of December 31, 2003, the noteholder exchanged the note for the underlying security (see note 4 to the consolidated financial statements).

The Company intends to pursue its capital formation activities to grow the  Company’s portfolio of structured credit in 2004, but is subject to obtaining stockholder approval of an amendment to the certificate of incorporation increasing the number of authorized shares in order to pursue equity-based financings.

On March 25, 2003, the individuals to whom the liability for severance benefits is due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock Series A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company (see Notes 7 and 8 to the financial statements).

In September 2003, the holder of the 11% convertible note of $750,000 and 13% convertible note of $250,000 (Coast Capital Partners, L.L.C., an affiliated company) agreed to exchange the notes for preferred stock (Preferred Stock Series AA and AB - see note 4 to the consolidated financial statements).

Forward Looking Statements

This annual report for the year ended December 31, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase the amount of the Company’s nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

ITEM 7:  FINANCIAL STATEMENTS:  The financial statements filed as part of this report include:

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A:  CONTROLS AND PROCEDURES

As of December 31, 2003, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer  and Chief Financial Officer  concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the issuer’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Election of Directors.”

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Business Conduct and Ethics is filed with this report.

ITEM 10: EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Definitive Proxy Statement under “Executive Compensation.”

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(f)                                    (1) Financial Statements

(2) Exhibits

Number	Description	Filed as an exhibit to the referenced Company Document or Filed Herewith

3.1	Restated Certificate of Incorporation dated March 22, 1999	1998 10-KSB

3.2	Certificate of Amendment of Certificate of Incorporation, dated November 13, 2001	2001 10-KSB

3.3	Certificate of Designations, Preferences and Rights of Series A 10% Cumulative Preferred Stock	Filed Herewith

3.4	Certificate of Designations, Preferences and Rights of Series AA 13% Cumulative Preferred Stock	Filed Herewith

3.5	Certificate of Designations, Preferences and Rights of Series AB 13% Cumulative Preferred Stock	Filed Herewith

3.6	By-Laws, as amended and restated on January 8, 1998	1997 10-KSB

4.1	Form of 13% Subordinated Secured Note due September 30, 2006	2002 10-KSB

4.2	Form of 11% Subordinated Note due September 30, 2006	2002 10-KSB

4.3	Form of 11% Convertible Subordinated Note due August 31, 2008	8-K for Event of September 23, 2003

4.4	Convertible Term Note, dated December 12, 2003, in the principal amount of $1,100,000 payable to Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

4.5	Form of Common Stock Purchase Warrant Certificate relating to common stock purchase warrants having an initial exercise price of $.50 per share and expiring August 31, 2008	8-K for Event of September 23, 2003

4.6	Common Stock Purchase Warrant, dated December 12, 2003, issued to Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

10.1	The Company’s 1997 Employee Stock Option Plan, as amended	2002 10-KSB

10.2	Note Purchase Agreement, dated as of April 25, 2001, between the Company and Coast Capital Partners, L.L.C.	2000 10-KSB

10.3	Stockholders Agreement, dated April 25, 2001, among Herbert M. Pearlman, David S. Lawi, Helm Capital Group, Inc., Helm Ventures, Inc., Coast Capital Partners, L.L.C., and the Company	2000 10-KSB

10.4	Employment Agreement, dated as of April 25, 2001, between Walter M. Craig, Jr., and the Company	2000 10-K

10.5	Loan and Security Agreement, dated as of December 19, 2001, by and among Equinox Business Credit Corp., and Foothill Capital Corporation and First Amendment thereto Dated March 1, 2002	2001 10-KSB

10.6	Stock Purchase Agreement, dated as of September 28, 2001, among Compounding Innovation, Inc., Chemtrusion, Inc., and BPI Liquidation Corp.	2001 10-KSB

10.7	Memorandum of Understanding, dated as of September 28, 2001, by and between BPI Liquidation Corp., and Chemtrusion, Inc.	2001 10-KSB

10.8	Non-Qualified Stock Option Agreement, effective October 24, 2001, between Allen Vogel and the Company with respect to 200,000 shares of common stock	2001 10-KSB

10.9	Employment Agreement, dated as of December 20, 2001, between Allen H. Vogel and the Company.	2002 10-KSB

10.10	Stock Agreement, dated as of December 20, 2001, between Allen H. Vogel and the Company.	2002 10-KSB

10.11	Amendment 2, dated February 14, 2003, to Loan and Security Agreement, dated as of December 19, 2001, between Equinox Business Credit Corp. and Foothill Capital Corporation	2002 10-KSB

10.12	Waiver and Third Amendment, dated March 31, 2003, to Loan and Security Agreement, dated December 19, 2001, between Equinox Business Credit Corp. and Foothill Capital Corporation	2002 10-KSB

10.13	Waiver and Fourth Amendment to Loan and Security Agreement, dated as of June 30, 2003, between Equinox Business Credit Corp. and Wells Fargo Foothill, Inc.	June 30, 2003 10-QSB

10.14	Waiver, Consent and Fifth Amendment to Loan and Security Agreement, dated s of December 31, 2003, by and between Equinox Business Credit Corp. and Wells Fargo Foothill, Inc.	Filed Herewith

10.15	Non-Qualified Stock Option Agreement, effective August 1, 2002, between Walter M. Craig, Jr., and the Company with respect to 80,000 shares of common stock	2002 10-KSB

10.16	Non-Qualified Stock Option Agreement, effective August 1, 2002, between Allen H. Vogel and the Company with respect to 80,000 shares of common stock	2002 10-KSB

10.17

Note Purchase Agreement with respect to 11% Convertible Subordinated Notes due August 31, 2008 and Common Stock Purchase Warrants having an exercise price of $.50 per share and expiring August 31, 2008

8-K for Event of September 23, 2003

10.18	Exhibit C to Note Purchase Agreement, with respect to 11% Convertible Subordinated Notes due August 31, 2008, relating to Registration Rights	8-K for Event of September 23, 2003

10.19	Securities Purchase Agreement, dated December 12, 2003, among EquiFin, Inc., Equinox Business Credit Corp. and Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

10.20	Additional Funding Agreement, dated December 12, 2003, among EquiFin, Inc., Equinox Business Credit Corp. and Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

10.21	Guarantee, dated December 12, 2003, issued by EquiFin, Inc. in favor of Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

10.22	Security Agreement, dated December 12, 2003, between Equinox Business Credit Corp. and Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

10.23

Subordination and Intercreditor Agreement, dated as of December 12, 2003, among EquiFin, Inc., Equinox Business Credit Corp., Wells Fargo Foothill, Inc. (f/k/a/ Foothill Capital corporation) and Laurus Master Fund, Ltd.

8-K for Event of December 12, 2003

10.24	Registration Rights Agreement, dated as of December 12, 2003, by and between EquiFin, Inc. and Laurus Master Fund, Ltd.	8-K for Event of December 12, 2003

14.1	Code of Ethics	Filed Herewith

22.1	Subsidiaries: Equinox Business Credit Corp., a Delaware corporation;

23.1	Consent of J.H. Cohn LLP to incorporation by reference of their opinion into filed registration statements	Filed Herewith

31.1	Rule 13a - 14 (a) Certification of the Company’s President and Chief Executive Officer.	Filed Herewith

31.2	Rule 13a - 14 (a) Certification of the Company’s Chief Financial Officer.	Filed Herewith

32	Section 1350 Certification	Filed Herewith

(b)                                  Reports on Form 8-K - The Company filed a report on Form 8-K for event of December 12, 2003 (date of earliest event reported) related to the Company’s private placement of $1,100,000 principal amount of 7% secured convertible notes due December 12, 2006 and common stock purchase warrant to purchase 532,257 shares of the Company’s common stock described under Item 5(d).

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the portions of the Definitive Proxy Statement entitled “Independent Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th  day of March 2004.

EQUIFIN, INC.

By:	/s/ Walter M. Craig, Jr
Walter M. Craig, Jr.
President,
Chief Executive Officer

By:	/s/ Daniel T. Murphy
Daniel T. Murphy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Walter M. Craig, Jr.	Chairman of the Board	March 30, 2004
Walter M. Craig, Jr.

/s/ Daniel T. Murphy	Director	March 30, 2004
Daniel T. Murphy

/s/ John Stieglitz	Director	March 30, 2004
John Stieglitz

/s/ Lee A. Albanese	Director	March 30, 2004
Lee A. Albanese

/s/ Thomas D. Werblin	Director	March 30, 2004
Thomas D. Werblin

EQUIFIN, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Equifin, Inc.

We have audited the accompanying consolidated balance sheet of EquiFin, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EquiFin, Inc. and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the financial institution that has provided the credit facility that has been the primary source of the funds needed by the Company to conduct its operations, has informed the Company that it will not renew the credit facility when it expires in December 2004. The Company incurred net losses and negative cash flows from its operating activities during 2003 and 2002. As of March 12, 2004, the Company did not have any other source of funds to replace the funds provided by the credit facility when it expires in December 2004. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements referred to above do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 12, 2004

EQUIFIN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2003

(In thousands, except share information)

Assets

Cash	$564
Restricted cash	514
Finance receivables, net	12,542
Note receivable, sale of InterSystems Nebraska	375
Receivable, sale of Chemtrusion	1,100
Fixtures and equipment, net	100
Deferred loan costs, net	585
Other assets	204
Securities held in trust (see contra)	880
$16,864

Liabilities and Shareholders’ Equity

Liabilities:
Advances payable under loan and security agreement	$9,839
Notes payable	702
Convertible notes payable, net of debt discount	1,328
Accounts payable	179
Accrued expenses	478
Customer deposits and loan collateral	394
Deferred income	116
Liability for severance benefits	135
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	880
Total Liabilities	14,101

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A 10% Cumulative Preferred Stock; ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $880,000	—
Series AA 13% Cumulative Preferred Stock; ($1,000 stated value per share), 750 shares authorized and issued, liquidation preference $750,000	—
Series AB 13% Cumulative Preferred Stock; ($1,000 stated value per share), 250 shares authorized and issued, liquidation preference $250,000	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,966,000 shares issued and 7,677,000 outstanding	80
Additional paid-in capital	11,009
Accumulated deficit	(8,099)
Common stock issuable – 375,000 shares	84
Note receivable – sale of common stock	(46)
Treasury stock, 289,000 shares at cost	(265)
Total Shareholders’ Equity	2,763

$16,864

See accompanying notes to consolidated financial statements

EQUIFIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 and 2002

(In thousands, except per share data)

	2003	2002

Revenue - interest and fees earned	$2,150	$1,619

Selling, general and administrative expenses	2,516	2,189
Interest income	—	(50)
Interest expense (Note 4)	1,136	732
Discount on receivable (Note 9)	100	100
Other	(14)	(18)
	3,738	2,953
Loss from continuing operations	(1,588)	(1,334)

Discontinued operations - income on disposal	65	223
Net loss	$(1,523)	$(1,111)

Net income (loss) per common share (Note 1):
Basic and diluted:
Continuing operations	$(.21)	$(.17)
Discontinued operations	.01	.03

	$(.20)	$(.14)

See accompanying notes to consolidated financial statements

EQUIFIN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and 2002

(In thousands, except share data)

	Common Stock		Common Stock Issuable		Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 1, 2002	7,925,989	$79	200,000	$46	$(5,465)	328,925	$(285)
Net loss	—	—	—	—	(1,111)	—	—

Balance at December 31, 2002	7,925,989	79	200,000	46	(6,576)	328,925	(285)

Common stock issuable to investor in 15% secured notes	—	—	175,000	38	—	—
Treasury stock issued for fees	40,000	1	—	—	—	(40,000)	20
Net loss	—	—	—	—	(1,523)	—	—

Balance at December 31, 2003	7,965,989	$80	375,000	$84	$(8,099)	288,925	$(265)

See accompanying notes to consolidated financial statements

	Series A 10% Cumulative Preferred		Series AA 13% Cumulative Preferred		Series AB 13% Cumulative Preferred		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2002	—	—	—	—	—	—	$7,992
Warrants issued with debt	—	—	—	—	—	—	128
Balance at December 31, 2002							8,120
Conversion of severance liability to Preferred A	925						925

Warrants issued:
Investment advisors - 250,000							31
Investment advisors on private placements - 499,167							81
Purchasers of 11% subordinated notes - 39,188							4
Purchaser of 15% secured notes - 125,000							44
In lieu of fees due - 125,000							50
With private placement of 11% convertible notes - 2,622,097							797
With private placement of 7% convertible notes - 532,257							145
Conversion of Coast Capital notes to preferred stock			750	—	250	—	1,000
Reduction of conversion price to induce conversion of Coast Capital notes							51
Dividends - Preferred A							(67)
Dividends - Preferred AA and AB							(32)
Expenses of private placements allocated to equity							(140)

Balance at December 31, 2003	925	—	750	—	250	—	$11,009

See accompanying notes to consolidated financial statements

EQUIFIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002

(In thousands)

(Note 10)

	2003	2002

Cash flows from operating activities
Loss from continuing operations	$(1,588)	$(1,334)
Adjustments to reconcile loss to net cash used in operating activities:
Provision for loan losses	135	75
Loan losses charged to allowance	—	(214)
Depreciation and amortization	360	281
Induced conversion charge	51	—
Discount on Chemtrusion receivable	100	—
Excess of carrying value of note exchanged for note payable	21	—
Changes in assets and liabilities:
(Increase) decrease in other assets	42	(124)
Increase (decrease) in:
Accounts payable and accrued expenses	(116)	93
Deferred income	54	62
Other	25	(5)
Total adjustments	672	168

Net cash used in continuing operations	(916)	(1,166)

Income from discontinued operations	65	223
Adjustments to reconcile income to net cash provided by operating activities:
Decrease in liability for severance benefits	(65)	(140)

Net cash provided by discontinued operations	—	83

Net cash used in operating activities	(916)	(1,083)

Cash flows from investing activities:
Purchase of fixtures and equipment	(9)	(143)
Customer deposits and loan collateral	264	110
Loan to affiliates, net	(10)	(7)
Collection on note receivable, sale of InterSystems	75	50
Proceeds from receivable, sale of Chemtrusion	—	700
Finance receivables	(7,474)	(4,347)
Sale of participation in factored receivables	250	—
Net cash used in investing activities	(6,904)	(3,637)

See accompanying notes to consolidated financial statements

(Note 10)

	2003	2002

Cash flows from financing activities:
Advances under loan and security agreement	$6,066	$3,773
Proceeds from notes payable	2,880	1,186
Repayment on note payable	(25)	(31)
Payment of loan financing costs	(366)	(279)
Dividends paid on preferred stock	(45)	—

Net cash provided by financing activities	8,510	4,649

Net increase (decrease) in cash	690	(71)

Cash, beginning of year	388	459

Cash, end of year	$1,078	$388

See accompanying notes to consolidated financial statements

EQUIFIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

The consolidated financial statements include the accounts of EquiFin, Inc., a Delaware corporation, and its Subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.

The Company provides various forms of structured credit to small and mid-sized business enterprises, which presently is in the form of accounts receivable funding and senior secured loans.

Equinox Business Credit Corp.

Equinox Business Credit Corp. (81% owned subsidiary) (“Equinox”) has a $20,000,000 Loan and Security Agreement with Wells Fargo Foothill Corporation (“Foothill”) under which $9,839,000 is outstanding at December 31, 2003 as detailed in note 3 to the consolidated financial statements.  The agreement matures December 19, 2004 and the lender has informed the Company that it does not currently intend to renew the agreement.  The Company will seek to replace the credit facility prior to maturity, however there can be no assurance that such efforts will be successful.  If the facility is not replaced, we might negotiate a sale of our portfolio, apply all cash flow generated by the loans securing the facility to pay down our borrowings thereby adversely affecting our liquidity position.  In this situation, we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

Financial Instruments and Credit Risk Concentration

The Company’s financial instruments include time deposits, factored receivables and loans, notes receivable and long-term debt.  The carrying values of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

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

Credit Losses

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing portfolio.  The Company evaluates each loan individually based on, among other things, the history of collection and the adequacy of collateral.

Revenue Recognition

Fees on factored receivables are recognized as income when the account is funded to the customer.  Additional fees charged to the customer for accounts not collected within normal credit terms are not recognized until the accounts are collected.

Interest on loans and participations is accrued monthly based on the stated interest rate.

Restricted Cash

Restricted cash consists of cash receipts for Equinox which are deposited in a Wells Fargo Foothill Corporation (“Foothill”) locked box account.

Deferred Loan Costs

Deferred loan costs are amortized over the period of the related credit facilities which range from three to five years on a straight-line basis.

Accounting for Stock Options, Warrants and Other Equity Investments

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from the historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By  making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.  The pro forma net loss per share did not differ materially from the corresponding historical amounts in 2003 and 2002 (see Note 7).

Pursuant to SFAS 123, shares, warrants or options issued in connection with debt financing agreements or to non-employees for services are accounted for based on their estimated fair value.  In determining fair value, management considers various valuation techniques including the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis.

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

Income Taxes

Deferred income taxes result from the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse (see Note 5).  The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Earnings Per Common Share

The basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	YEAR ENDED DECEMBER 31,
	2003	2002

Net income (loss):
Continuing operations	$(1,588)	$(1,334)
Preferred dividend requirements	(100)	—
	(1,688)	(1,334)
Discontinued operations	65	223
Net loss applicable to common stockholders	$(1,623)	$(1,111)

Basic weighted average shares (including issuable shares)	7,949	7,797

Basic and diluted net income (loss) per share:

Continuing operations	$(.21)	$(.17)
Discontinued operations	.01	.03
Net loss	$(.20)	$(.14)

For the years ended December 31, 2003 and 2002, all potentially dilutive securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect, those securities are as follows (in thousands):

	2003	2002
Stock options	1,628	1,865
Stock warrants	6,593	2,450
Shares issuable on conversion of debentures	4,396	1,908
Shares issuable on conversion of convertible preferred stock	2,205	—
	14,822	6,223

New Accounting Pronouncement

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of SFAS No. 123” was issued.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirments of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148, effective January 1, 2003 and it did not have any material impact on its consolidated financial statements.

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

NOTE 2 – FINANCE RECEIVABLES AND ALLOWANCE FOR LOSSES

Finance receivables as of December 31, 2003, consisted of the following (in thousands):

Asset based loans	$11,770
Factored accounts receivable	1,243
13,013
Less: Participation in factored accounts receivable	(250)
12,763
Allowance for loan losses	(221)
$12,542

At December 31, 2003, the Company had an investment in factored receivables of $1,243,000 which represented approximately $2,175,000 of gross receivables which were sold by unaffiliated companies located throughout the United States, which are engaged in various service and distribution businesses.  Terms of the purchased receivables require payment typically within thirty to sixty days from invoice date.

At December 31, 2003, contractual maturities of finance receivables were as follows (in thousands):

	2004	2005	2006	Total
Asset based loans	$638	$8,292	$2,840	$11,770
Factored accounts receivable	1,243	—	—	1,243
	$1,881	$8,292	$2,840	$13,013

NOTE 3 – LOAN AND SECURITY AGREEMENT

In December 2001, Equinox, a subsidiary of the Company, entered into a Loan and Security Agreement with Foothill, which provides for advances of up to $20,000,000 of which $9,839,000 is outstanding at December 31, 2003.  The agreement provides for interest at the prime rate plus 1.25% (equal to 5.25% at December 31, 2003) and an unused line fee of .25% per annum.  Equinox is permitted to borrow up to 85% of the borrowing base, which consists of eligible notes receivable, as defined.  Under the terms of the agreement, as amended, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000 from December 31, 2003 through February 29, 2004, $3,050,000 through May 31, 2004, $3,100,000 through August 31, 2004 and $3,150,000 thereafter, a leverage ratio, as defined, of not more than 5 to 1 and an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  Equinox is also required to realize, for each fiscal quarter in 2004, 75% of projected revenues and projected earnings before tax previously furnished to Foothill.  Equinox incurred $724,000 of costs in connection with the agreement which is being amortized over three years.  Amortization expense for 2003 and 2002 was $208,000 and $240,000.

Equinox did not maintain the tangible net worth requirements for December 31, 2002, January 31, 2003, February 28, 2003 and June 30, 2003 and the interest coverage ratio for September 30, 2003. The lender waived the defaults for those dates.

All the assets and the capital stock of Equinox are pledged to secure the agreement, which is also guaranteed by the Company.  The agreement matures December 19, 2004 and the lender has informed the Company that it does not intend to renew the agreement.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following at December 31, 2003 (in thousands):

11% Note due in 2004	$63
12% Senior Notes due December 31, 2005	30
11% Subordinated Notes due September 30, 2006, (net of debt discount of $35)	609
11% Convertible Note due August 31, 2008, (net of debt discount of $757)	371
7% Convertible Note due December 11, 2006, (net of debt discount of $143)	957

$2,030

In December 2001, the Company commenced a private placement of up to $1,500,000 of 11% subordinated notes due September 30, 2006.  During 2002, the Company received $566,750 for the purchase of 11% subordinated notes.  A purchaser of the notes is entitled to half a warrant for each dollar of Notes purchased and three quarters of a warrant for each note purchased in excess of $250,000.  Each full warrant entitles the holder to purchase a share of the Company’s common stock for $.25 per share.  The Company issued 384,501 warrants in connection with these notes.  The warrants expire December 31, 2006, and are redeemable by the Company, at $.05 per warrant, if the closing price of the common stock exceeds $1.25 for thirty consecutive days during which time the shares underlying the warrants are registered for public sale.  The notes provide for additional interest equal to 10% of the annual pre-tax profits of Equinox on a pro-rata basis based on a total of $1,500,000 notes outstanding.  If the timely payment of additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by Foothill, the Company’s senior lender, the Company will pay interest in kind through the issuance of additional 11% notes.

The Company issued $1,127,500 principal amount of 11% convertible notes in a private placement in September 2003.  The notes mature August 31, 2008 and are convertible into the Company’s common stock at $.43 per share.  Additionally, with the issuance of the notes, the Company issued warrants to purchase an aggregate of 2,622,097 shares of the Company’s common stock, expiring August 31, 2008 at an exercise price of $.50 per share.  The Company increased additional paid-in capital by $398,560 for the fair value of the warrants and reduced the carrying value of the notes payable for the same amount for the debt discount attributable to the fair value of the warrants.

Pursuant to the applicable guidance in the consensus for EITF Issue No. 00-27, the Company made a valuation of the beneficial conversion feature associated with the convertible notes using the effective conversion price.  Accordingly, the Company first allocated $398,560 to the detachable warrants and decreased the carrying value of the notes payable.  Based on the effective conversion prices, the Company recorded a beneficial conversion charge of $398,560 which was allocated to additional paid-in capital and debt discount.

On December 12, 2003, the Company and Equinox, consummated a private placement pursuant to which Equinox issued a $1,100,000 principal amount convertible subordinated note due December 12, 2006, and the Company issued a common stock purchase warrant, entitling the holder to purchase 532,257 shares of common stock.  The note and warrant were sold to a single investor for a purchase price of $1,100,000.  The note is convertible into shares of the Company’s common stock at an initial price of $.62 per share subject to anti-dilution adjustments.  The note provides for monthly payments of interest at a rate of 7% per annum, which is subject to reduction if the market price of the Company’s common stock exceeds certain designated thresholds.  The note also provides for monthly amortization, commencing on April 1, 2004 and through December 1, 2004, of $15,000 per month and thereafter the greater of (x) $16,666 per month, (y) an amount that would be required to make the aggregate amount outstanding under the note equal to 11.5% of the “Borrowing Base” as defined in the Loan and Security Agreement, dated as of December 19, 2001, between Foothill and Equinox, and (z) an amount required to make the aggregate amount outstanding under the note and the outstanding balance owed to Foothill pursuant to the Foothill Agreement to be less than 35% of the value, of the underlying collateral for the eligible notes receivable.  The Company has the option to issue shares of its common stock in lieu of debt service payments.  The note is secured by a security interest in all of the personal property of Equinox, which security interest is subordinate to the security interest that Equinox has granted to Foothill and is guaranteed by the Company.

The warrant entitles the holder to purchase, at any time through December 11, 2008:  177,419 shares of common stock at a price of $.78 per share; 177,419 shares of common stock at a price of $.93 per share; and 177,419 shares of common stock at a price of $1.09 per share.  The Company increased additional paid-in capital by $72,032 for the fair value of the warrants and reduced the carrying value of the note payable for the debt discount attributable to the fair value of the warrants.  Based on the effective conversion price, the Company also recorded a beneficial conversion charge of $72,420 which was allocated to additional paid-in capital and debt discount.

The Company also entered into an agreement with the purchaser pursuant to which the Company could borrow, at any time until December 1, 2006, on a revolving loan basis up to $3,000,000 in the aggregate (including the original $1,100,000 that was initially funded), but not more than 11.5% of the “Borrowing Base”, as defined.  Additional amounts that are borrowed will be on substantially the same terms as the amount borrowed in the original private placement and each such subsequent note providing for minimum amortization of 1.5% of the original principal amount thereof per month for the period prior to December 1, 2004 and minimum amortization of 1.6% of the original principal amount thereof for the period after December 1, 2004.

In the second half of 2002, the Company received $620,000, including $220,000 from the President of the Company, for the purchase of 13% secured notes due September 30, 2006, through a private placement.  The notes were secured by participations in purchased receivables.  The notes provided for additional interest equal to 10% of the annual pre-tax income of Equinox on a pro-rata basis based on a total of $1,500,000 in subordinated and secured notes outstanding.  The notes were issued with warrants to purchase 620,000 shares of the Company’s common stock at $.25 per share and expire July 31, 2007.  Effective June 30, 2003, the holders of the 13% secured notes exchanged their notes for $578,068 carrying value of loan participation receivables which had been pledged as collateral against the notes.  The participation receivables were through Coast Capital Partners, L.L.C., an affiliated company (Coast Capital).  The carrying amount of 13% secured notes was $557,553 (net of debt discount of $62,647) resulting in a loss of $20,715.

The Company valued the warrants issued with the 11% subordinated note and the 13% secured note in 2002 and recorded debt discount in an aggregate total of $128,000 which is being amortized over the term of the notes.

On March 5, and April 15, 2003, the Company sold $250,000 and $100,000 of 15% secured participation notes which were originally due June 30, 2003.  The noteholder is entitled to receive 175,000 shares of the Company’s common stock for purchasing the notes which were valued at $38,250 and charged to debt discount.  The shares are included in common stock issuable.  On July 31, 2003, $250,000 of similar notes were sold and mature June 30, 2004.  In the third quarter of 2003, the maturity of the notes originally due June 30, 2003 was extended to June 30, 2004.  The noteholder received warrants to purchase 125,000 shares of common stock at $.50 per share which expire July 31, 2008.  The warrants were valued at $44,000.  Interest was payable quarterly and the notes were secured by a secured loan receivable of $568,000.  Effective December 31, 2003, the noteholder exchanged the 15% secured participation notes for the underlying security.  The carrying amount of the 15% secured participation notes (net of debt discount) was equal to the carrying value of the underlying security.  Any recovery on the collateral in excess of $600,000, plus accrued interest and cost of collection, will be shared equally between the noteholder and the Company.

In April 2001, the Company sold an aggregate of $1,000,000 principal amount of convertible notes to Coast Capital.  $750,000 principal amount was convertible into common stock at $.50 per share and accrued interest at 13% and $250,000 principal amount was convertible at $.90 per share and accrued interest at 11%.  Due to anti-dilution adjustments the conversion prices were subsequently reduced to $.44 and $.65.  Interest of $112,500 and $115,000, respectively, was paid on the notes during 2003 and 2002 and $28,750 is payable at December 31, 2003.  On September 24, 2003, Coast Capital agreed to convert the notes into Series AA and AB 13% preferred stock.  To induce Coast Capital to convert, the conversion price of the $250,000 note was reduced from $.65 to $.50.  As a result, the Company recorded a charge of $51,000 for the additional shares of common stock that would be issuable on conversion (see note 7).

Future maturities of notes payable, including the balance outstanding under the Loan and Security Agreement, at December 31, 2003 are:  2004 - $10,037,000; 2005 - $230,000; 2006 - $1,409,000; and 2008 - $1,127,500.

NOTE 5 - INCOME TAXES

Deferred taxes are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

Net deferred income tax asset consisted of the following at December 31, 2003 (in thousands):

Net operating loss carry-forwards	$2,270
Expenses accrued for financial reporting purposes not deducted for tax purposes	162
Deferred tax asset	2,432
Valuation allowance	(2,432)

Net deferred income tax asset	$—

At December 31, 2003, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

For the years ended December 31, 2003 and 2002, the income tax expense (benefit) differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax income as follows (in thousands):

	2003	2002

Tax at statutory rate	$(609)	$(444)
Increase in valuation allowance	126	852
Adjustment to prior years net operating loss carry-forwards	483	(408)
	$—	$—

As of December 31, 2003, the Company had for income tax purposes, net operating loss carry-forwards of approximately $5,675,000, which expire in years through 2023.

NOTE 6 - RELATED PARTY TRANSACTIONS

(a)                                  The Company borrowed $90,000, on a short-term basis, from Walter M. Craig, Jr., the Company’s President, in the second quarter of 2003.  $82,500 was repaid by September 30 and the balance of $7,500 was paid in

October.  In late June 2002, the Company’s President also made a short-term advance of $15,000 to the Company which was repaid in July 2002.  An advance of $25,000 was made by Mr. Craig in September 2002 and the Company repaid this advance in October 2002.

(b)                                 The Company has a promissory note receivable from the President of the Company for $46,000 related to the purchase of 200,000 shares of the Company’s common stock.  The note is due in full on December 31, 2005, and accrues interest at 6% per annum.

NOTE 7 - PREFERRED STOCK, COMMON STOCK, STOCK OPTIONS AND WARRANTS

The preferred stock is issuable in one or more series with designations, rights and preferences as determined by the Company’s Board of Directors.

(a)                                  Cumulative dividends are payable on the Preferred Stock A at an annual rate of $100 per share, payable monthly.  The stock has a liquidation preference of $1,000 per share, less the amount of dividends paid since date of issuance.  The Company has the option to redeem the stock at any time at the redemption price of 70% of its then stated value or at 40% of its then stated value in the event of death or disability of the individual on or prior to March 31, 2006 and 50% thereafter.  If the Company fails to declare and pay dividends on the stock for any four calendar months during any consecutive six calendar month period, the holder has the right to require the Company to redeem the stock at the then stated value or the holder may convert the Preferred Stock A into common stock at a conversion price of $.50 per share, subject to anti-dilution provisions.  The Preferred Stock A is non-voting.  The preferred dividend requirements for 2003 totaled $67,500 which was charged to additional paid-in capital and $22,500 remained unpaid at December 31, 2003.

The Series AA 13% cumulative convertible preferred stock has a stated value and a liquidation preference of $1,000 per share.  Dividends are payable semi-annually at an annual rate of $130 and is convertible into common stock at $.44 per share, subject to anti-dilution adjustments.  Dividends payable will increase by $5.00 per share and the conversion price will decline by $.02 per share for each fiscal quarter that the preferred stock remains outstanding after December 31, 2006, unless the Company’s common stock underlying the conversion has been registered and the Company’s common stock has traded over $1.00 per share for 90 consecutive days and there is an average daily trading volume greater than 25,000 shares for not less than 90 consecutive days.  Dividends per share will increase by an annual rate of $20.00 per share for any semi-annual period when dividends are not paid within 30 days after the end of the period.  If the Company fails to declare and pay dividends for two consecutive semi-annual periods, the holder has the right to require the Company to redeem the shares.  If a change of control, as defined, occurs, the Company will be required to offer to repurchase the preferred stock at 110% of stated value and if the holder does not accept the offer, the annual dividend increases by $20.00 per share and the conversion price decreases by 50%.  The preferred stock is non-voting, however, if any remains outstanding after December 31, 2006, each share will have 2,222 common stock votes.

The Series AB 13% cumulative convertible preferred stock has the same terms as the Series AA except that the initial conversion price is $.50, subject to anti-dilution adjustments.

(b)                                 During 1997, the Company adopted the “1997 Stock Option Plan”, whereby options to purchase up to 635,000 shares of the Company’s common stock may be granted to employees at the market value of the common stock on the date of the grant.  Of these options, 500,000 may be granted as incentive stock options, as defined by the Internal Revenue Code, and 135,000 may be granted as non-qualified stock options.  Options are exercisable for a term of five years and vest at a rate of 33% per year.  In 2001, the plan was amended to provide for the issuance of up to 875,000 options, and in 2002, it was amended to provide for the issuance of up to 1,250,000 options.

A summary of the status of the Company’s stock options issued to employees under the stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	665,000	$.45	745,000	$.56
Granted	—	—	—	—
Expired	—	—	(80,000)	1.50
Outstanding at end of year	665,000.45		665,000.45
Options exercisable at year-end	550,000	$.45	550,000	$.45
Weighted average fair value of value of options granted during during the year		$—		$—

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Exercise Price	Number Outstanding At 12/31/03	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$.75	15,000	7.25	$.75	—	$—
$.50	500,000	6.1	$.50	450,000	$.50
$.25	150,000	7.25	$.25	100,000	$.25
$.25 - $.75	665,000	6.4	$.56	550,000	$.45

In addition to grants under the plan, the Company has issued a total of 962,500 non-plan options.  162,500 non-plan options were issued to employees in 2003 at a price of $.25, which was market price at date of grant.  185,000 non-plan options were issued to employees in 2002 at prices ranging from $.22 to $.43, market price at date of grant.  538,333 options are exercisable at December 31, 2003; 239,167 become exercisable through June 2006 and 185,000 become exercisable in September 2010 subject to earlier exercise based on earnings thresholds.

Since the Company has elected to continue to use the intrinsic value method of accounting prescribed by APB 25 in accounting for its stock options granted to employees and the exercise price of all of the options granted to employees has been equal to or greater than the fair market value at the date of grant, no earned or unearned compensation cost has been recognized in the accompanying 2003 and 2002 consolidated financial statements for stock options granted to employees.  The pro forma net loss and basic and diluted pro forma net loss per share did not differ materially from the corresponding historical amounts in 2003 and 2002.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002 as follows:

	2003	2002

Dividend yield	0%	0%
Expected volatility	57%	57%
Risk-free interest	3.62%	4.38%
Expected lives	3 yrs.	10 yrs.

(c)                                  In March 2004. the expiration date of the Company’s outstanding publicly traded common stock purchase warrants was extended from March 31, 2004 to September 30, 2004.  The previous expiration date of December 31, 2003 had been extended to March 31, 2004.  The expiration date was previously extended from December 31, 2002 to December 31, 2003, and the exercise price was lowered from $1.25 to $1.00.  The Company previously extended the expiration date from December 31, 2001, until December 31, 2002, and lowered the exercise price from $2.00 per share to $1.25 per share.  The Company, in August 1999, had extended the expiration date of the warrants from December 31, 1999, to December 31, 2001 and lowered the exercise price from $3.50 per share to $2.00 per share.  These public warrants were issued as a dividend in October 1991, and as of December 31, 2003, there were 1,114,852 public warrants outstanding.  The incremental value of the warrants on the dates of modification was immaterial.

(d)                                 At December 31, 2003, shares reserved for future issuance are as follows:

Shares

Shares reserved for common stock option plan	585,000
Stock options outstanding	1,627,500
Warrants to purchase common stock	6,592,874
Convertible preferred stock	2,204,545
Common stock issuable	375,000
Convertible debt	4,396,286
Total shares reserved for issuance	15,781,205

Stock options outstanding includes options for 500,000 common shares held by the Chief Executive Officer which are issuable subject to obtaining stockholder approval of an amendment to the certificate of incorporation increasing the number of authorized shares.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)                                  On March 25, 2003, the individuals to whom the liability for severance benefits was due, agreed to exchange $925,000 of the liability for 10% cumulative preferred stock (Preferred Stock A) with a stated value of $925,000.  The stock was issued to a trust maintained by the Company.  The par value of Preferred Stock Series A was credited for $9 and additional paid-in capital was credited for $924,991.  The employment agreements were also amended to reduce the remaining future payments to a total of $146,000 payable through 2013.  The reduction in payments resulted in the recognition of income of $65,005 which is included in income from discontinued operations.

(b)                                 The President of Equinox owns 19% of the outstanding common stock of Equinox.  In the event of employment termination, the shares will be forfeited to Equinox, provided, however, if termination occurs after the third year of employment, two-thirds would be forfeited; after the fourth year, one-third and none after five years of employment.  Equinox has an option to purchase the non-forfeited shares at a price determined in an arms-length transaction.  After December 19, 2006, subject to completing five years of employment (2006), the President has the right to sell the shares to Equinox at a price equal to the agreed upon or appraised value.  The purchase price of the shares is payable by delivery of a promissory note bearing interest at the prime rate with a maturity of one year from the date of closing.  The Company may assume all or a portion of Equinox’ obligations under the note and pay for the obligation assumed by delivering shares of EquiFin’s common stock, subject to the shares being publicly traded.

(c)  The Company is obligated under various long-term, non-cancelable operating leases, for office facilities and office equipment expiring through 2006 at minimum annual rentals as follows (in thousands):

Amount
2004	$150
2005	3
2006	2
$155

Rent and lease expense for all short-term and long-term operating leases were $179,000 and $181,000 for the years ended December 31, 2003 and 2002, respectively.  The Company pays $1,800 per month rent for office space to an entity owned by the President of the Company.

NOTE 9 - DISCONTINUED OPERATIONS

On September 28, 2001, the Company sold its indirect, wholly-owned subsidiary, Chemtrusion, to a company controlled by the former president of Chemtrusion.  Chemtrusion was engaged in the plastic compounding business.  The sales price consisted of $400,000 cash paid at closing, an 8% promissory note in the amount of $300,000, which was exchanged for a cash payment of $200,000 in December 2001, as a post-closing adjustment to the sale price; and future consideration estimated at $2,150,000 based on a sharing of the management fee received by Chemtrusion for operating its Indiana facility through December 31, 2006.  In January 2004, the Company received a prepayment of  $300,000 in lieu of estimated payments of $400,000 due for the year 2004 and charged the discount of $100,000 to expense for 2003.  Also, in December 2002, the Company received a prepayment of $300,000 in lieu of estimated payments of $400,000 due for the year 2003 and charged the discount of $100,000 to expense.  At January 31, 2004, $800,000 was due under the management fee sharing agreement which should be received at the rate of approximately $400,000 per annum for 2005 and 2006.

Effective October 31, 1999, the Company sold certain assets of InterSystems Nebraska, which represented the industrial products segment of the Company, for cash and a note receivable with the purchaser assuming certain liabilities.  As a condition of the sale, the Company received an unsecured promissory note for $500,000 which was due May 31, 2003, with interest at 10% per annum payable on a quarterly basis.  The note was convertible into common stock of the purchaser at a rate of total principal plus interest due on the note at the conversion date divided by $7.50.  On December 3, 2002, a principal payment of $50,000 was received and the terms of the note were renegotiated.  A new note in the principal amount of $450,000 was received which provides for interest at 10% until May 31, 2003, with interest thereafter at 14%, payable quarterly.  A principal payment of $25,000 was paid in May 31, 2003, with quarterly installments of $25,000 thereafter and the balance due on December 3, 2005.  The conversion price remains at $7.50.  In addition, the Company has a second lien on the assets of the issuer.  Concurrent with the sale, the purchaser executed a royalty agreement, whereby the purchaser is required to pay a percentage of sales collected for certain equipment over six years not to exceed $649,000.  The Company earned royalties for the years ended December 31, 2003 and 2002 of $13,588 and $17,907, respectively, under this agreement.

The income of $65,000 from discontinued operations in 2003 is related to the reduction in severance payments described in note 8(a).  The income from discontinued operations in 2002 includes $84,000 of state tax refunds; $19,000 in net proceeds from consigned inventory related to InterSystems Nebraska which was sold in 1999; and $120,000 from the reversal of unneeded reserves previously recorded on the sale of Chemtrusion in 2001.

NOTE 10 - STATEMENTS OF CASH FLOWS

	2003	2002
	(In thousands)	(In thousands)

Supplemental disclosures of cash flow information:
Interest paid	$690	$418
Income taxes paid	$6	$1

Non-cash transactions relating to financing and investing activities:
Debt discount for warrants issued with debt	$990	$128
Severance liability converted to preferred stock	$925	$—
Convertible note converted to preferred stock	$1,000	$—
Loan participation exchanged for 13% secured note payable	$557	$—
Secured note exchanged for 15% secured note payable	$568	$—
Warrants issued for investment advisor fees	$112	$—
Warrants issued in lieu of fees	$50	$—
Treasury stock issued for fees	$20	$—