Form 10KSB/A
period 2003-12-31
EQUIFIN INC
filed 2004-04-28
CIK 806011

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The registrant is filing this Form 10-KSB/A to amend Items 9, 10, 11, 12 and 14 of the registrant’s Form 10-KSB for the fiscal year ended December 31, 2003 (the “Form 10-KSB”).  In addition, in connection with the filing of this Form 10-KSB/A pursuant to the rules of the Securities and Exchange Commission, the registrant is including with this Form 10-KSB/A certain currently dated certifications.  No other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

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

Name	Age	Director of The Company Since	Term as Director Expires In

Walter M. Craig, Jr.	50	1993	2005

Daniel T. Murphy	65	1986	2006

Lee Albanese	47	2001	2006

Thomas D. Werblin	49	2001	2004

John E. Stieglitz	73	1991	2004

In April 2001, in connection with an investment in the Company by Coast Capital Partners, L.L.C. (“Coast Capital”), of which Mr. Craig is managing director and sole member, Messrs. Herbert M. Pearlman and David S. Lawi resigned from the Company’s Board of Directors and the vacancies created thereby were filled by Messrs. Werblin and Vogel, who were nominated by Coast Capital.  Pursuant to an agreement with the Company, Coast Capital was entitled to nominate at least one additional director to the Company’s Board of Directors to be included in the nominees to be submitted for election to the Company’s stockholders at their first Annual Meeting following such investment, so that, if all such nominees were elected by the Company’s stockholders, immediately following such meeting, Coast Capital’s nominees would constitute a majority of the Company’s directors.  The first Annual Meeting of Stockholders following such investment was held on October 24, 2001.  Mr. Albanese, who was the third nominee selected by Coast Capital for the Board of Directors, and Mr. Werblin (who was a nominee for re-election) were elected directors at such meeting (Messrs. Craig and Vogel continued to serve as directors of the Company as their terms did not expire until the Company’s next Annual Meeting).  Accordingly, after the 2001 Annual Meeting, Coast Capital’s affiliates and nominees for director comprised the majority of the Company’s directors.  Mr. Vogel, a Coast Capital director nominee, resigned as a director of the Company in December 2002 and he was not replaced, however, Coast Capital’s affiliates and nominees still comprise a majority of the Company’s directors.  Pursuant to a stockholder agreement with Messrs.

Pearlman and Lawi and Helm Capital Group, Inc. (“Helm”), of which Mr. Pearlman is an officer and director, until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company’s capital stock to elect to the Company’s Board of Directors the nominees of Coast Capital.  In a subsequent agreement, Helm and Mr. Pearlman agreed to vote their shares of the Company’s capital stock on all matters as Coast Capital shall direct.  Mr. Albanese remains a Coast Capital director nominee.

Principal Occupation Over the Past Five Years and Other Directorships of Nominee or Director

Walter M. Craig, Jr.  Mr. Craig has been the President and Chief Executive Officer of the Company since August 2000.  He has been Chairman of the Board of Directors since April 2001.  Since 1999, Mr. Craig has also been managing director and sole member of Coast Capital Partners, L.L.C.   For the prior eight years, Mr. Craig was President and a Director of PLB Management Corp., the general partner of The Mezzanine Financial Fund, L.P. (the “Fund”), a Delaware limited partnership which makes collateralized loans to companies.  Since 1987, Mr. Craig has been a Director of Seitel, Inc. (“Seitel”), a New York Stock Exchange Company involved in the development and sale of seismic information to the oil and gas industry.  Seitel filed for protection under Chapter 11 of the Federal Bankruptcy Code during 2003.

Daniel T. Murphy  Mr. Murphy joined the Company in May 1984 as Vice President-Finance and served as Executive Vice President of Operations and Chief Financial Officer of the Company from 1985 until September 1997, and as Vice President - Chief Financial Officer from July 1999 to date.  Mr. Murphy was Vice President and Chief Financial Officer of Helm from May 1984 until May 2001.  From September 1995 until December 1998, he was Vice President and Chief Financial Officer of Unapix Entertainment, Inc. (“Unapix”), a public company which was engaged in marketing and distributing films and television products, and from December 1998 until December 2000 he served as Unapix’ Treasurer.  Unapix filed for protection under Chapter 11 of the Federal Bankruptcy Code in November 2000.

Lee A. Albanese  has been a director of the Company since October 2001.  He has been engaged in the private practice of corporate and securities law since 1982 at the law firm of St. John & Wayne, L.L.C., and predecessors.

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

SIGNIFICANT EMPLOYEES

In addition to Messrs. Craig and Murphy, the Company has one additional significant employee.  Allen H. Vogel, 54, has served as President of Equinox Business Credit Corp, a subsidiary of the Company (“Equinox”), from December 2001 until the present.  Mr. Vogel served as a director of the Company through its initial start-up as a finance company from April 2001 until his resignation in December 2002.  From January 2000 until the present he has also been President and a Director of Alladin Investments, Inc., a privately held enterprise that owns a small plastic products company.  Mr. Vogel was a Senior Vice President of Century Business Credit Corp. from 1990 until December 1999 and Vice President of Fidelcor Business Credit Corp. from 1984 until 1990.  Both Century Business Credit Corp. and Fidelcor Business Credit Corp. were involved in providing asset-based term and revolving loans.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Audit Committee is currently comprised of Messrs. Albanese, Stieglitz and Werblin.  Under current rules of the American Stock Exchange and promulgated under the Securities Exchange Act of 1934, that are effective as to small business issuers, such as the Company, the members of our audit committee would be considered to be independent.  However, under such rules that become applicable to small business issuers, such as the Company, effective July 31, 2005, Mr. Albanese would not be considered to be independent; this is because the law firm of which he is a partner, St. John & Wayne, LLC, from time to time performs legal services for the Company and is paid fees.  The functions of the Audit Committee are to select the independent accountants of the Company, to review with them the Company’s financial statements, to review the Company’s financial systems and controls and to oversee other matters relating to the integrity of the Company’s finances and financial statements as the Committee may consider appropriate.  The Audit Committee operates under a written charter adopted by the Board of Directors.  The Company’s Board of Directors has determined that the audit committee does not have an “audit committee financial expert” as that term is defined in regulations promulgated by the Securities and Exchange Commission because the Company’s Board of Directors does not believe that any member of the audit committee meets the specific qualifications of “audit committee financial expert.”  However, the Company’s Board of Directors has determined that all of the members of the Audit Committee are able to read and understand fundamental financial statements and that its Audit Committee has the financial sophistication and valuable business knowledge necessary to fulfill the duties and obligations of the audit committee.  The Company’s Board of Directors has concluded that the appointment of an additional director to the Audit Committee is not necessary at this time and that it would be too costly to retain an “Audit Committee financial expert.”

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s Code of Business Conduct and Ethics has been filed with its Annual Report on Form 10-KSB for the year ended December 31, 2003.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) and the American Stock Exchange initial reports of ownership and reports of changes of ownership of Common Stock and other equity securities of the Company.  Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Based upon a review of reports and amendments thereto furnished to the Company during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed were filed on a timely basis, except for the following:  Walter M. Craig, Jr., the Company’s Chairman of the Board, failed to timely report the Company’s grant to him, on May 13, 2003, of 40,000 common stock purchase options, each having an exercise price of $.25 per share and expiring on December 31, 2006 (“2006 Options”); Daniel T. Murphy, the Company’s Chief Financial Officer and one of its directors, failed to timely report the Company’s grant to him, on May 13, 2003, of 15,000 2006 Options; and Helm Capital Group, Inc. (“Helm”), a former beneficial owner of more than ten percent of the Company’s common stock, failed to timely report its exchange of 500,000 shares of the Company’s common stock, effectuated on June 16, 2003, for $500,000 principal amount of its indebtedness (after effectuating such exchange, Helm was no longer the beneficial owner of more than ten percent of the Company’s common stock).

ITEM 10: EXECUTIVE COMPENSATION

Set forth below is certain information with respect to cash and non-cash compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and other executive officers who earned at least $100,000 during 2003 (such officers, the “Named Executive Officers”).  See “Employment Arrangements; Termination of Employment Arrangements” below.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Shares of Common Stock Underlying Options		All Other Compensation

Walter M. Craig, Jr.	2003	$196,218		$20,000	—	40,000
President and Chief	2002	191,432		20,000	—	80,000
Executive Officer from 8/15/00 until present	2001	142,321		20,000	—	400,000
Allen H. Vogel	2003	197,432		20,000	—
President of Equinox	2002	185,000		20,000	—	80,000
Business Credit Corp. from November 2001 until present	2001	28,124	*	—	—	220,000	(1)
Daniel T. Murphy	2003	118,746		—	—	15,000
Chief Financial Officer	2002	105,413		6,000	—
	2001	141,281		—	—	30,000

*                                         Paid as consulting fees.

(1)                                  Mr. Vogel was awarded 19% of the outstanding common stock of Equinox, subject to forfeiture under certain conditions if he is terminated for cause, as defined in his employment agreement.  See “Employment Arrangements - Vogel Agreement”.

STOCK OPTIONS

The following two tables provide information on stock option grants made to the Named Executive Officers in 2003, options exercised during 2003, and options outstanding on December 31, 2003.

STOCK OPTION GRANTS IN 2003

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in 2003 (1)	Exercise Price Per Share	Expiration Date

Walter M. Craig, Jr.	40,000	(2)(3)	25%	$.25	12/31/06
Daniel T. Murphy	15,000	(2)	9.2%	$.25	12/31/06

(1)               All figures represent the percentage of options granted to all employees during 2003.

(2)               In accordance with the original terms of the grant, the options were to vest and become exerciseable as follows (subject to the grantee’s continued employment by the Company): one-third on January 2, 2004; one-third on January 2, 2005; and one-third on January 2, 2006.

(3)               Mr. Craig has voluntarily agreed to make the exercise of these options subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 50,000,000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

There were no common stock purchase options exercised during 2003 by any of the Named Executive Officers.  The following table sets forth certain information regarding options held by the Named Executive Officers as of December 31, 2003.

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options Exercisable/ Unexercisable		Value of Unexercised In the Money Options Fiscal Year End Exercisable/Unexercisable(1)

Walter M. Craig, Jr.	—	—	35,410/484,590	(2)	$15,580/$115,120

Daniel T. Murphy	—	—	30,000/15,000		$8,700/$6,600

Allen H. Vogel	—	—	300,000/0		$101,400/$0

(1)  Represents the difference between $.69, the closing price of the Company’s common stock on December 31, 2003, as reported by the American Stock Exchange, and the exercise price of the option, multiplied by the number of options for each respective person named.

(2)  In December 2003, Mr. Craig voluntarily agreed to make the exerciseability of a total of 484,590 options that had been granted to him subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 50,000,000 shares.  If Mr. Craig had not made such an agreement, then an additional 144,590 options that had been granted to him would have been exerciseable on December 31, 2003.  All of these options would have been in the money, and would have had an aggregate value of $66,019 (based upon the difference between $.69, the closing price of the Company’s common stock on December 31, 2003, as reported by the American Stock Exchange, and the exercise price of the option, multiplied by the number of options).

EMPLOYMENT ARRANGEMENTS

The specific material terms of the agreements for the Named Executive Officers of the Company are set forth below.

Craig Agreement

In April 2001, Mr. Craig entered into an employment agreement with the Company which provides for his employment as President and Chief Executive Officer of the Company for a term ending on March 31, 2006, with a three-year evergreen renewal feature thereafter.  The agreement provided for a base salary of $185,000 for the remainder of 2001, with annual increases, for each calendar year during the term of the contract, based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous calendar year (which resulted in a base salary of $191,432 for 2002 and has resulted in an annual salary of $197,000, commencing July 1, 2003).  Mr. Craig is also entitled to receive an annual bonus equal to the greater of (i) $20,000 or (ii) 5% of the Company’s consolidated pre-tax profits.

If, at any time during the term of his employment agreement, directors are elected by stockholders and immediately following such election individuals recommended by Coast Capital do not constitute a majority of the Company’s directors or substantially all of the Company’s assets are sold, such that the value of the transaction (less deduction for associated expenses) is in excess of an amount equal to two times the Company’s book value at December 31, 2000, plus the Company’s after tax profits for each fiscal quarter since December 31, 2000 (the “Net Worth”), then Mr. Craig is entitled to receive a payment equal to the greater of (x) 1% of the amount by which the value of the transaction exceeds the Net Worth or (y) two times the average of Mr. Craig’s total compensation from the Company over the prior three years.  Under such circumstances, his employment contract remains in full force and effect.

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

Mr. Craig’s employment agreement also provides for the grant to him of 100,000 common stock purchase options, each having an exercise price of $.25 per share, expiring in March 2011 and which were immediately exercisable (in December 2003, Mr. Craig voluntarily agreed to make the exerciseability of 64,590 of these options subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of its authorized shares of common stock).  Mr. Craig’s employment contract also provides for the grant to him of a total of 300,000 common stock purchase options each expiring in March 2011 and which do not become exercisable until September 2010.  The options are comprised of six groups, each in the amount of 50,000 options and having exercise prices of $.25, $.50, $.75, $1.00, $1.25 and $1.50.  The options may become exercisable prior to September 2010 based upon the Company’s achieving specified levels of cumulative pre-tax earnings during the term of the contract.  The options with the $.25 exercise price will become exercisable pro-rata based upon the Company’s cumulative pre-tax earnings during the term of the contract up to an earnings threshold of $500,000 (so that, for example, when cumulative pre-tax earnings have totaled $250,000 one-half of such options would be exercisable).  This earnings level increases by $500,000 with each increase of $.25 in exercise price, so that, for example, the options with an exercise price of $.50 will become exercisable for cumulative pre-tax earnings of between $500,001 and $1,000,000 and the options with an exercise price of $1.50 will become exercisable based upon cumulative pre-tax earnings of between $2,500,001 and $3,000,000.

Murphy Agreement

Mr. Murphy is employed by the Company as its Chief Financial Officer.  Prior to October 1, 2003, Mr. Murphy’s employment as the Company’s Chief Financial Officer was pursuant to an agreement among Mr. Murphy, Tatum CFO Partners, LLP (“Tatum”), of which Mr. Murphy was a partner, and the Company.  The term of such agreement commenced on July 23, 2001 and terminated on September 30, 2003.  Pursuant to such agreement, Mr. Murphy was paid at least $8,333 per month and Tatum was paid a monthly fee of $1,667, based upon Mr. Murphy’s devoting two (2) days per week to the Company’s business.  Mr. Murphy and Tatum were also entitled to a fee of $1,250 and $250, respectively, per day for each day that Mr. Murphy devoted to the Company’s business in addition to the two (2) specified days.

Vogel Agreement

In December 2001, Mr. Vogel entered into an employment agreement with Equinox, which provides for his employment as President and Chief Executive Officer of Equinox for a term commencing on December 20, 2001 and terminating on December 19, 2004, with a two-year evergreen feature thereafter.  The agreement initially provided for a base salary of $185,000, with annual increases, for each calendar year during the term of the contract, commencing with 2003, based upon the percentage increase in the Consumer Price Index for the New York metropolitan region for the previous calendar year; provided that for every $15,000,000 in excess of $20,000,000 of loans that Equinox has committed to fund, pursuant to outstanding credit facilities, as of December 31 of each year during the term, Mr. Vogel’s base salary for the next succeeding calendar year will increase by $25,000.  Mr. Vogel is also entitled to receive an annual bonus equal to the greater of (i) $20,000; or (ii) 5% of Equinox’s earnings before taxes before operations.

If, at any time during the term of his employment agreement, directors are elected by stockholders and immediately following such election individuals recommended by Coast Capital or Walter M Craig, Jr. do not constitute a majority of both Equinox’s and the Company’s directors or the common stock of Equinox or the Company is acquired through a tender offer, contract purchase or otherwise, such that at the next meeting of stockholders that is called to elect the Equinox’s or the Company’s Board of Directors, Coast Capital, either directly or through appointees, does not control a majority of the seats on the Company’s or Equinox’s Board of Directors, then Mr. Vogel is entitled to receive a payment equal to the greater of (x) 1% of the amount by which the value of the transaction exceeds the book value of the entity whose shares were purchased, as determined in accordance with GAAP as of the end of the last quarterly period prior to the closing of the transaction and as reflected in the Company’s most recent quarterly report filed with the Securities and Exchange Commission, or (y) two times the average of Mr. Vogel’s total compensation from the Company over the prior three years.  Under such circumstances, Mr. Vogel’s employment contract remains in full force and effect.

Equinox is entitled to terminate Mr. Vogel’s employment at any time if Equinox does not have sufficient capital to originate, maintain and fund at least $10,000,000 in asset based loans (not including accounts receivable purchased pursuant to factoring facilities).  If Mr. Vogel is terminated under such condition, he will be entitled to receive an aggregate amount equal to one-half of his then annual base salary, which will be payable in equal installments over the six month period immediately following the termination of his employment.  The Company has guaranteed the payment of such amount.  Equinox has the ability to restrict Mr. Vogel’s activities following the end of his employment so that he does not compete with Equinox for a period of eighteen months following the end of his employment period, subject to Equinox’s payment of an amount equal to one-half of his then annual base salary plus one-twelfth of his then annual base salary for each month Mr. Vogel has performed services for Equinox during the employment period, subject to a cap of 150% of his then annual salary (i.e. eighteen months salary) together with certain other expenses.  If Mr. Vogel is terminated as a result of the Company having insufficient capital to originate, maintain and fund at least $10,000,000 in asset-based loans, then any amount paid to Mr. Vogel with respect to such termination will be credited against amounts otherwise payable with respect to such non-compete restrictions.   Mr. Vogel’s activities will be restricted following the end of the employment period if he is terminated “for cause” (as defined in his employment agreement) or if he terminates his employment in breach of the agreement.

In connection with his employment agreement, Mr. Vogel was issued such number of shares of Equinox’s common stock that equaled 19% of all Equinox’s capital stock.  Mr. Vogel has certain rights to participate on a pro rata basis in any shares of capital stock that are offered by Equinox for sale to the Company.   If Mr. Vogel’s employment is terminated prior to the third year of his contract by Equinox “for cause” or by Mr. Vogel in breach of his employment agreement, then all of Mr. Vogel’s shares of common stock of Equinox will be forfeited.  If such termination occurs after the third year of his employment term, then Mr. Vogel will be entitled to retain one-third of the shares then owned by him; if the termination occurs after the fourth year of the term, he will be entitled to retain two-thirds of the shares then owned by him; and if the termination occurs after the fifth year of the term, he will be entitled to retain all of the shares owned by him.

Subject to forfeiture, Equinox has the right to purchase all shares of capital stock of Equinox owned by Mr. Vogel at the “Option Purchase Price” (as hereinafter defined), if Mr. Vogel’s employment is terminated by either Mr. Vogel or Equinox during the first five years of his employment period (unless Mr. Vogel terminates his employment as a result of Equinox’s breach of his employment agreement or under certain other specified conditions).  Subject to Mr. Vogel’s having been employed by Equinox for at least five years, he has the right to sell to Equinox all of his shares, or any portion thereof aggregating at least 50% of all shares of each class owned by him, for the “Option Purchase Price”, unless Mr. Vogel’s employment was terminated “for cause” or Mr. Vogel terminated his employment agreement in breach thereof.  If Mr. Vogel cannot or chooses not to exercise this “put option”, Equinox has thirty days to exercise a call option to purchase all of Mr. Vogel’s Equinox shares of capital stock.

The “Option Purchase Price” is the fair market value of a share of each class of capital stock owned by Mr. Vogel that are being resold to Equinox, multiplied by the number of shares of such class that are being so sold.  If Mr. Vogel and Equinox cannot agree on the value of each such class, then the determination is to be made by a qualified financial analyst or other qualified professional selected by the Equinox and Mr. Vogel,  or qualified financial analysts or qualified professionals selected by them.

The “Option Purchase Price” is payable by delivery of a promissory note having a one year maturity.  Subject to certain limitations, the Company has the right to pay all or a portion of such note by delivery of shares of its common stock, each of which will be ascribed a value equal to the average closing sales price, as reported by the principal securities exchange on which its common stock then trades, over the 20 trading days immediately preceding the maturity date of the Note; in such case Mr. Vogel will have certain registration rights with respect to such shares.  In the event the Company accepts a bona fide offer to purchase in excess of 50% of the shares of any class of EquiFin’s capital stock then owned by it which are of a class included in the shares of Equinox capital stock owned by Mr. Vogel, Mr. Vogel is entitled to participate on a pro rata basis in such sale.  In the event the Company accepts a bona fide offer to sell all of the shares of Equinox’s capital stock that it owns, it has the right to require Mr. Vogel to sell all of his Equinox shares of capital stock in accordance with the same terms and conditions.  Mr. Vogel has the right to assign all or a portion of the shares of Equinox capital stock that were issued to him in connection with his employment agreement to other employees of Equinox, subject to their execution of an agreement acceptable to Equinox and Mr. Vogel.  Mr. Vogel plans to assign shares of common stock constituting one percent of Equinox’s common stock to one such employee.

Compensation of Directors

Non-employee directors receive a fee of $6,000 in cash and 25,000 common stock purchase options for each year of service they render to the Company.  The cash fee is payable in two equal payments in each half of the year and is pro-rated to the extent a director did not serve as such for the entire year.  The common stock purchase options are also pro-rated (to the extent a director did not serve as such for the entire year) and are awarded as of January 1 of each year.  Each such option entitles the holder to purchase one share of the Company’s common stock at a price equal to the closing sales price of the Company’s common stock, as reported by the American Stock Exchange, on the award date.  The Company reimburses the directors for expenses reasonably incurred in the furtherance of their duties.  The common stock purchase options representing non-employee director fees have not been issued.  Mr. Albanese waived his right to receive a cash fee for fiscal year 2002 and 2003.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information as of April 12, 2004 concerning the beneficial ownership of Common Stock (the Company’s only class of voting securities) held by each person who is the beneficial owner of more than 5% of the Common Stock, and by each director, each of the Named Executive Officers and by all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership (1)(2)		Percent of Class (2)

Beneficial Holders

Walter M. Craig, Jr.	121,490	(3)(4)	1.6%
1011 Highway 71
Spring Lake, NJ 07762

Coast Capital Partners, LLC	–	(4)(5)	–%
1011 Highway 71
Spring Lake, NJ 07762

Herbert M. Pearlman	731,980	(5)(6)	8.9%
3 Sloan’s Curve Drive
Palm Beach, FL 33480

William Walters	441,500		5.6%
650 Fifth Avenue
New York, NY 10019

Stephen M. Oristaglio 1995	862,500	(7)	9.8%
Revocable Trust dated 06/26/95,
Stephen M. Oristaglio, Trustee
One Post Office Square, A-10
Boston, MA 02109

John V. Winfield	2,589,134	(8)(9)	25.9%
820 Moraga Drive
Los Angeles, CA 90049

The Intergroup Corporation	2,325,582	(9)	23.2%
820 Moraga Drive
Los Angeles, CA 90049

Officers, Directors and Other Named Executive Officers Not Included above

Daniel T. Murphy	60,232	(10)	*
John E. Stieglitz	99,472	(11)	1.2%
Thomas D. Werblin	47,046	(12)	*
Lee A. Albanese	23,146	(13)	*
Allen H. Vogel	235,636	(14)	3.0%

All executive officers and directors as a group (6 persons)	587,112	(15)	7.2%

*                                         Less than 1%

(1)                                  Except as otherwise indicated, each named holder has, to the best of the Company’s knowledge, sole voting and investment power with respect to the shares indicated.

(2)                                  Includes shares that may be acquired within 60 days by any of the named persons upon exercise of any right.

(3)                                  Includes 35,410 shares issuable upon exercise of options expiring November 30, 2010 and having an exercise price of $.25 per share.  Mr. Craig and Coast Capital Partners, L.L.C. (of which Mr. Craig is the managing director and sole member) have agreed to make the exerciseability or conversion of certain other options, warrants and convertible securities held by them subject to obtaining stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 50,000,000 shares (unless there otherwise are sufficient authorized and unreserved shares).  As a result of this agreement, 581,673 shares of common stock that Mr. Craig would have had the right to acquire within sixty days, and 2,204,545 shares of common stock that

Coast Capital would have had the right to acquire within sixty days (and that would otherwise be included in the calculation of the number of shares of common stock beneficially owned by Mr. Craig) have not been included in the calculation of beneficial ownership.  If these 2,786,218 shares were included in the calculation, then Mr. Craig would currently beneficially own a total of 2,907,798 shares of the Company’s common stock constituting 27.7% of its shares of common stock.

(4)                                  Coast Capital has agreed to make the convertibility of its shares of Series AA 13% cumulative convertible preferred and its Series AB 13% cumulative convertible preferred stock subject to obtaining stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 50,000,000 shares (unless there otherwise are sufficient authorized and unreserved shares).  As a result of this agreement, the 1,704,545 and 500,000 shares of common stock that would otherwise be issuable upon conversion of the Company’s Series AA 13% cumulative convertible preferred stock and its Series AB 13% cumulative convertible preferred stock have not been included in the calculation of beneficial ownership.  If these 2,204,545 shares were included in the calculation, then Coast Capital would beneficially own 22.3% of the common stock.  Mr. Craig is the sole managing director and sole member of Coast Capital.  Mr. Craig beneficially owns 121,490 shares of the Company’s common stock and has agreed to make the exerciseability of options and warrants entitling him to purchase 581,673 shares of the Company’s common stock that he would otherwise have the right to acquire within sixty days subject to obtaining stockholder approval of the Certificate of Amendment.  If Mr. Craig and Coast Capital were considered a group, and the shares that are subject to stockholder approval of the Certificate of Amendment that they would otherwise have the right to acquire within sixty days are included in the calculation, then they would beneficially own an aggregate of 2,907,798 shares of the Company’s common stock constituting 27.7% of the Company’s common stock.

(5)                                  Pursuant to a stockholders agreement, Herbert M. Pearlman, David S. Lawi, Helm and Coast Capital have agreed to vote their shares to elect individuals nominated by Coast Capital to the Board of Directors.  Additionally, Helm and Mr. Pearlman have agreed to vote their shares of the Company’s capital stock on all matters as Coast Capital shall direct.

(6)                                  Includes shares issuable upon exercise of common stock purchase warrants expiring September 30, 2004 (“Dividend Warrants”) (77,551), shares issuable upon exercise of stock options expiring December 2009 with an exercise price of $.50 per share (180,000), and shares issuable upon exercise of common stock purchase warrants with an exercise price of $.25 per share and expiring December 31, 2006 (22,000).

(7)                                  Includes shares issuable upon conversion of common stock purchase warrants with an average exercise price of $.30 per share (687,500) and 175,000 shares owned directly which have not yet been issued.

(8)                                  Includes shares which may be acquired through conversion of $500,000 Convertible Notes at $.43 per share (“Convertible Notes”) (1,162,790) and exercise of warrants attached to the Convertible Notes at an exercise price of $.50 per share (1,162,790).

(9)                                  Includes shares that The InterGroup Corporation (“InterGroup”) may acquire through conversion of Convertible Notes (1,162,790) and exercise of warrants attached to the Convertible Notes at an exercise price of $.50 per share (1,162,790).  Mr. Winfield owns a majority of the shares of common stock of, and is also the chairman, president and chief executive officer of the InterGroup Corporation.  If Mr. Winfield and the InterGroup were considered a group, it would beneficially own 4,914,716 shares constituting 39.9% of the Company’s common stock.  Each of Mr. Winfield and the InterGroup disclaim beneficial ownership of the other’s shares.

(10)                            Includes shares issuable upon exercise of Dividend Warrants (4,000), options expiring June 30, 2006 (30,000), having an exercise price of $.40 per share (“2001 Options”), and 2003 Options (5,000).

(11)                            Includes 66,182 shares that are issuable as a director’s fee for 2001 and 2000 that have not as yet been issued.

(12)                            Includes 20,000 shares issuable upon exercise of 2001 Options and 13,636 shares that are issuable as a director’s fee for 2001 that have not as yet been issued.

(13)                            Consists of 20,000 shares issuable upon exercise of 2001 Options and 3,146 shares that are issuable as a director’s fee for 2001 that have not as yet been issued.

(14)                            Includes 220,000 shares issuable upon exercise of 2001 Options,13,636 shares that are issuable as a director’s fee for 2001 that have not as yet been issued, and 80,000 2002 Options.

(15)                            Includes shares issuable upon exercise of stock options (330,410) and Dividend Warrants (4,000), and shares as to which executive officers and directors are otherwise entitled but have not yet been issued (99,600).  The amount set forth also does not include any amounts owned by Helm.  See also Footnote 5.  Mr. Craig and Coast Capital, an entity of which Mr. Craig is the managing director and the sole member, agreed to make the issuance of 2,786, 218 shares of the Company’s common stock that would otherwise be issuable upon exercise or conversion of options, warrants, or preferred stock owned by them, subject to stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issued from 20,000,000 shares to 50,000,000 shares.  If these

2,786,218 shares were included in the computation, then the Company’s officers and directors, could be deemed to beneficially own an aggregate of 3,373,330 shares of the Company’s common stock constituting 31% of the Company’s common stock.

In connection with an investment in the Company by Coast Capital in April 2001, Coast Capital’ s nominees constituted a majority of the Company’s directors following the Company’s Annual Meeting of Stockholders held on October 24, 2001.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 25, 2001 the Company sold an aggregate of $1,000,000 principal amount of convertible notes in a private placement to Coast Capital.  $750,000 principal amount of such notes bore interest at an annual rate equal to 11% and were convertible into shares of the Company’s Common Stock at an initial conversion price of $.50 per share (the “Series A 11% Convertible Notes”).  $250,000 principal amount of such notes bore interest at an annual rate equal to 13% and were convertible into shares of the Company’s Common Stock at an initial conversion price of $.90 per share (the ““Series A 13% Convertible Notes;” collectively, the Series A 11% Convertible Notes and the Series A 13% Convertible Notes are referred to as the “Notes”).  The conversion prices were subject to adjustment for certain dilutive events.  Both Notes were due on March 31, 2006 and the Company was required to offer to redeem the Notes at a 5% premium if certain events constituting a change in control of the Company occurred.  The Notes were secured by a security interest in all of the Company’s personal property and were subordinated to indebtedness of the Company incurred to a bank or other financial institution.  The purchase price for the Notes was equal to their face amount.

In connection with Coast Capital’s purchase of the Notes, and in contemplation of the Company’s transition to a finance company following the disposition of the Company’s remaining manufacturing operations, Messrs. Pearlman and Lawi resigned from the Company’s Board of Directors and as officers of the Company.  The vacancies created on the Board by their resignations were filled by Messrs. Vogel (who has since resigned) and Werblin.  Pursuant to an agreement with the Company, Coast Capital was entitled to nominate at least one additional director to the Company’s Board of Directors to be included in the nominees to be submitted to the Company’s stockholders at its first Annual Meeting of Stockholders following its purchase of the Notes.  Mr. Albanese was Coast Capital’s additional nominee as a director, and he was elected a director of the Company at the Company’s Annual Meeting of Stockholders held on October 24, 2001.  Simultaneous with Coast Capital’s purchase of the Notes, it entered into a stockholders agreement with Messrs. Pearlman and Lawi and Helm, of which Messrs. Pearlman and Lawi are, or were at the time, officers and directors, which provides that until March 31, 2006, Messrs. Pearlman, Lawi and Helm will vote their shares of the Company’s capital stock to elect to the Company’s Board of Directors the nominees recommended by Coast Capital.

As an assist to the Company’s plan to develop stockholder equity, in furtherance of a plan to continue listing its common stock on the American Stock Exchange, in the third quarter of 2003, Coast Capital agreed to convert the $750,000 principal amount of Series A 11% Convertible Notes and the $250,000 principal amount of Series A 13% Convertible Notes into 750 and 250 shares of Series AA 13% cumulative convertible preferred stock and Series AB 13% cumulative convertible preferred stock, respectively.

The Series AA 13% cumulative convertible preferred stock has a stated value and a liquidation preference of $1,000 per share.  Dividends are payable semi-annually at an annual rate of $130 and is convertible into common stock at $.44 per share, subject to anti-dilution adjustments.  Dividends payable will increase by $5.00 per share and the conversion price will decline by $.02 per share for each fiscal quarter that the preferred stock remains outstanding after December 31, 2006, unless the Company’s common stock underlying the conversion has been registered and the Company’s common stock has traded over $1.00 per share for 90 consecutive days and there is an average daily trading volume greater than 25,000 shares for not less than 90 consecutive days.  Dividends per share will increase by an annual rate of $20.00 per share for any semi-annual period when dividends are not paid within 30 days after the end of the period.  If the Company fails to declare and pay dividends for two consecutive semi-annual periods, the holder has the right to require the Company to redeem the shares.  If a change of control, as defined, occurs, the Company will be required to offer to repurchase the preferred stock at 110% of stated value and if the holder does not accept the offer, the annual dividend increases by $20,000 per share and the conversion price deceases by 50%.  The preferred stock is non-voting, however, if any remains outstanding after December 31, 2006, each share will have 2,222 common stock votes.

The Series AB  13% cumulative preferred stock has the same terms as the Series AA except that the initial conversion price is $.50, subject to anti-dilution adjustments.

During the fourth quarter of 2001 and during 2002, the Company invested in participations in a credit facility initiated by Coast Capital to an entity in the film production and distribution business. The Company was entitled to interest on its investment of 18% per annum (which is the same interest rate paid on the loans that are extended) and an additional enhancement fee equal to 10% of the revenues from a specified television series and specified films (which enhancement fee is shared by the Company with Coast Capital pro rata in proportion to their investments in the loans that are funded), however the annual return cannot exceed 24%.  The participation was pledged as collateral to secure the Company’s $620,000 principal amount of 13% secured notes due September 30, 2006.  Effective June 30, 2003, the holders of the 13% secured notes exchanged their notes (including $220,000 held by the President of the Company) for the participation which had a carrying value of $578,000.

During 2003 the Company sold $600,000 of 15% secured participation notes due June 30, 2004 to the Stephen M. Oristallio 1995 Revocable Trust dated 06/26/95 for $600,000 in cash.  The noteholder is entitled to receive 175,000 shares of common stock and also received warrants to purchase 125,000 shares of common stock at $.50 per share which expire July 31, 2008.  The notes were secured by the Company’s investment in participations in certain revenue streams in which Coast Capital (through a wholly-owned subsidiary) had invested.  The revenue streams are derived from specified films produced and distributed by the same entity in the television and film production and distribution business to whom Coast Capital had extended the credit facility described above.  Pursuant to its participation, the Company was entitled to be repaid all amounts it had invested in the films, after the distribution entity’s deduction of a 25% distribution fee.  After the Company had recouped all of the amounts it had invested in the films, the remaining revenues from the films were to be shared equally with the distribution entity, subject to the Company receiving a return on its investment equal to 24% per annum.  Effective December 31, 2003, the noteholder exchanged the 15% participation notes (net of debt discount) for the underlying security which had a carrying value of $568,000, which was equal to the carrying value of the note.  Any recovery on the collateral in excess of $600,000, plus accrued interest and cost of collection, will be shared equally between the noteholder and the Company.

In December 2001, Mr. Pearlman extended a short-term loan of $100,000 to the Company. The outstanding principal amount of the loan bears interest at a rate of 11% per annum and was originally to have been repaid in full on or before June 30, 2002, which date has subsequently been extended. In connection with his loan, Mr. Pearlman received 15,000 warrants (“Warrants”), each having an exercise price of $.25 per share and expiring December 31, 2006, which expiration date may be extended if the closing sales price of the Company’s common stock has not been at least $.90 per share for thirty consecutive days during which time the shares underlying the Warrants are registered for resale under Federal Securities Laws.  At December 31, 2003, $37,000 principal amount of such loan has been repaid.  During 2002, Mr. Pearlman acquired, in a private placement, $44,000 principal amount of 11% subordinated notes due September 30, 2006 (“11% Notes”), and received 22,000 Warrants in connection therewith. The 11% Notes provide for basic interest at a rate of 11% per annum together with additional interest equal to 10% of the annual pre-tax profits of the Company’s subsidiary, Equinox, which additional interest is to be distributed on a pro-rata basis based upon a total of $1,500,000 principal amount of notes participating therein. Payments of principal and interest on the 11% Notes are subordinated to the payment of the Company’s obligations to Foothill or any other bank, financial institution or senior lender. If the timely payment of basic or additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by the Company’s senior lender, the Company will pay interest in kind through the issuance of additional 11% Notes.

Mr. Albanese is a partner in the law firm of St. John & Wayne, L.L.C.  During 2002 and 2003, the Company and its subsidiary, Equinox, have from time-to-time retained such firm to provide legal services, and the Company and Equinox expect from time-to-time to retain such firm to provide such services in the future.

In July 2002, Walter M. Craig, Jr., the Chairman of the Board and Chief Executive Officer of the Company, purchased from the Company in a private placement, a Unit of the Company’s securities, consisting of a $220,000 principal amount note (the “13% Note”) and 220,000 common stock purchase warrants (the “13% Note Warrants”). The 13% Note bears interest at a basic annual rate equal to 13%. The 13% Note provides for additional interest equal to 10% of Equinox’s annual pre-tax profits, which additional interest is to be distributed on a pro-rata basis based upon a total of $1,500,000 principal amount of notes participating therein (which notes include the 11% Notes). If the timely payment of basic or additional interest is at any time temporarily precluded from being paid as a result of any restriction imposed by the Company’s senior lender, the Company will pay interest in kind through the issuance of additional 13% Notes. The Company’s obligations under the 13% Notes are secured by a security interest in the rights the Company has pursuant to certain participation agreements. The entire outstanding amount of principal of the 13% Notes is due on September 30, 2006. Payments of principal and interest on the 13% Notes are subordinated to the payment of the Company’s obligations to Foothill or any other bank, financial institution or senior lender. The 13% Note Warrants have an exercise price of $.25 per share and expire July 31, 2007, which expiration date may be extended if the closing sales price of the Company’s common stock has not been at least $.90 per share for thirty consecutive days during which time the shares underlying the warrants are registered for resale under Federal securities laws.  Effective June 30, 2004, Mr. Craig exchanged the 13% Note for a pro-rata share of the collateral in the exchange described previously.  In December 2003, Mr. Craig voluntarily agreed to make the exercisability of the 13% Note Warrants he acquired subject to obtaining stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 20,000,000 to 50,000,000 shares (unless the Company otherwise has sufficient authorized and unreserved shares.)

In March 2003, the Company entered into an agreement with Herbert M. Pearlman, the beneficial owner of over ten percent of the Company’s common stock, pursuant to which Mr. Pearlman agreed to convert $600,000 of expected payments under his employment agreement with the Company into a new issue of shares of the Company’s preferred stock.  The new shares of preferred stock (the “Declining Stated Value Preferred Stock”) issued to Mr. Pearlman will have an aggregate stated value of $600,000, which will decline annually at the rate of $60,000 per year, subject to the payment in full of a cumulative annual dividend equal to 10% of the original stated value of the preferred; be callable by the Company at any time at 70% of the then stated value; the declining value stated Preferred stock would be callable by the Company upon the death or disability of Mr. Pearlman, at 40% of the then stated value, if the shares are so called prior to March 23, 2006, and at 50% of the then stated value, if the shares are so called after March 23, 2006 and prior to March 23, 2013 (at which time the stated value of the shares would be zero, if all annual dividends have been paid); provide that the failure of the Company to make a full dividend payments in any four out of six months on a rolling basis would enable the holder thereof, at his or her option, to require the Company to purchase the shares of Declining Stated Value Preferred Stock held by such holder at the then stated value or convert any or all of such shares into shares of the Company’s common stock at a conversion price of $.50 per share.  Mr. Pearlman will continue to be paid a monthly salary of $625 in exchange for his ongoing availability to provide any advice requested by the Company’s President; such salary to be payable each month over a period of ten years, commencing April 1, 2003 with a minimum of at least five years of salary payments, regardless of Mr. Pearlman’s death or disability.

Mr. Pearlman had been employed by the Company under an employment agreement, entered into in April 2001, that provided for an annual base salary of $60,000; an office expense allowance of $25,200 during 2003, which was to decrease each year of the contract until it reached $15,000 during 2005 and remained at that level for the duration of the contract; and an insurance allowance, to be applied to premium payments of life insurance policies payable to beneficiaries of Mr. Pearlman’s choice, of approximately

$27,948 per year during 2003 that was to decrease by $6,026 per year until it reached $16,069 per year during 2005 (after which time no additional insurance allowances would have been payable).  In exchange for the Company’s agreement to issue the shares of Declining Value Preferred Stock, Mr. Pearlman agreed to relinquish his right to receive any further payments with respect to office expense allowance or life insurance premiums under his existing employment agreement.

The Company borrowed $90,000 on a short-term basis, from Mr. Craig, in the second quarter of 2003.  $82,500 was repaid by September 30, 2003 and the balance of $7,500 was paid in October 2003.

AUDIT AND NON-AUDIT FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, fees for services provided by J.H. Cohn LLP and BDO Seidman LLP were as follows:

	For fiscal year ended December 31, 2003		For fiscal year ended December 31, 2002
	BDO Seidman LLP	J.H. Cohn LLP	BDO Seidman LLP		J.H. Cohn LLP
A. Audit fees for the audit of annual financial statements and reviews of quarterly financial statements	$	$70,460		$21,890	$48,000

B. Audit related fees	$	$	$0		$0

C. Tax preparation and consulting fees	$	$10,000		$44,600	$10,000

D. All other fees, including fees billed by BDO Seidman LLP for services relating to the succession of J.H. Cohn as the Company’s independent auditor	$	$2,115	$		$0

The Audit Committee of the Board of Directors determined that the services performed by BDO Seidman LLP and J.H. Cohn LLP other than audit services are compatible with such firms’ maintaining their independence.  It is the current policy of the Company that its Audit Committee give its prior approval of all audit and non-audit services to be provided by the Company’s independent auditors.  The Audit Committee gave its prior approval to all of the services set forth in the table above.

SIGNATURES

In accordance with Rule 12b-15 under the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of April 2004.

EQUIFIN, INC.

By:	/s/ Walter M. Craig, Jr
Walter M. Craig, Jr.
President,
Chief Executive Officer