Form 10QSB
period 2004-03-31
EQUIFIN INC
filed 2004-05-17
CIK 806011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 2004

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

As of May 12, 2004, there were 7,677,000 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2004 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

(In thousands, except share information, unaudited)

Assets
Cash	$272
Restricted cash	154
Finance receivables, net	11,219
Note receivable, sale of InterSystems Nebraska	350
Receivable, sale of Chemtrusion	800
Fixtures and equipment, net	93
Deferred loan costs, net	522
Other assets	281
Securities held in trust (see contra)	857
Total Assets	$14,548
Liabilities and Shareholders’ Equity
Liabilities:
Advances payable under loan and security agreement	$7,981
Notes payable	463
Convertible notes payable, net of debt discount	1,381
Accounts payable	195
Accrued expenses	402
Customer deposits and loan collateral	579
Deferred income	119
Liability for severance benefits	129
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	857
Total Liabilities	12,156
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A 10% Cumulative Preferred Stock; ($1,000 stated value per share) 1,000 shares authorized, 925 shares issued, liquidation preference $857,000	0
Series AA 13% Cumulative Preferred Stock; ($1,000 stated value per share), 750 shares authorized and issued, liquidation preference $750,000	0
Series AB 13% Cumulative Preferred Stock; ($1,000 stated value per share), 250 shares authorized and issued, liquidation preference $250,000	0
Common stock, $.01 par value, 20,000,000 shares authorized; 7,966,000 shares issued and 7,677,000 outstanding	80
Additional paid-in capital	10,944
Accumulated deficit	(8,477)
Common stock issuable – 525,000 shares	156
Note receivable – sale of common stock	(46)
Treasury stock, 289,000 shares at cost	(265)
Total Shareholders Equity	2,392

$14,548

See accompanying notes to consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue - interest and fees earned	$643	$408

Selling, general and administrative expenses	659	570
Interest expense	213	161
Amortization of debt discount and expense	149	73
	1,021	804

Loss from continuing operations	(378)	(396)

Discontinued operations - income from disposal	0	65

Net Loss	$(378)	$(331)

Net income (loss) per common share - basic and diluted
Continuing operations	(.05)	(.05)
Discontinued operations	0.01

Net Loss	$(.05)	$(.04)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three months ended March 31,
	2004	2003

Net cash used in operating activities	$(326)	$(371)

Cash flows from investing activities:
Finance receivables	880	(2,008)
Loan from related party	0	60
Repayment of loan from affiliates	0	(10)
Customer deposits and loan collateral	185	167
Sale of Participations in factored receivable	437	0
Proceeds from receivable, sale of Chemtrusion	300	0
Collection on note receivable, sale of Intersystems	25	0

Net cash provided by (used in) investing activities	1,827	(1,791)

Cash flows from financing activities
Advances (repayments) under loan and security agreement	(1,858)	2,305
Repayment of 11% subordinated notes	(250)	0
Issuance of 15% secured note	0	250
Dividends paid on preferred stock	(23)	0
Payment on note	(5)	(5)
Costs of registration statement	(17)	0

Net cash provided by (used in) financing activities	(2,153)	2,550

Net increase (decrease) in cash	(652)	388

Cash at beginning of period	1,078	388

Cash at end of period	$426	$776

Cash paid during the periods for interest	$266	$163

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

NOTE 1                  The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the Consolidated Financial Statements and notes thereto included in the EquiFin, Inc., Form 10-KSB for the year ended December 31, 2003.

Equinox Business Credit Corp (81% owned subsidiary) (“Equinox”) has a $20,000,000 Loan and Security Agreement with Wells Fargo Foothill Corporation (“Foothill”) under which $7,981,000 is outstanding at March 31, 2004.  The agreement matures December 19, 2004 and the lender has informed the Company that it does not currently intend to renew the agreement.  Equinox had a tangible net worth at March 31, 2004 of $3,026,611 compared to a requirement of $3,050,000 and a loss for the quarter ended March 31, 2004 of $15,616 compared to a projected loss of $5,000 required by the agreement.  As a result Foothill has the right to declare the loan in default, but has not done so.  The Company will request waivers related to the violations of the loan agreements at March 31, 2004 and any subsequent violation and it will also seek to replace the credit facility prior to maturity; however there can be no assurance that such efforts will be successful.  If the facility is not replaced, we might negotiate a sale of our portfolio, apply all cash flow generated by the loans securing the facility to pay down our borrowings thereby adversely affecting our liquidity position.  In this situation, we may not be able to satisfy our outstanding loan commitments, originate new loans or continue to fund our operations.

Additional borrowings under the $3,000,000 subordinated revolving facility dated December 19, 2004 would be available based on 11.5% of any increases in the borrowing base supporting the Foothill Credit Facility so long as there is no event of default, as defined under the Foothill facility, and the Company obtains approval of a sufficient number of authorized shares available that would be required to be registered to permit the full conversion of the note.

NOTE 2                  Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share (amounts):

	Three months ended March 31,
	2004	2003
Net income (loss):
Continuing operations	$(378)	$(396)
Preferred dividend requirements	(55)	0
	(433)	(396)

Discontinued operations	0	65

Net loss applicable to common shareholders	$(433)	$(331)

Basic and diluted net income (loss) per share:
Continuing operations	$(.05)	$(.05)
Discontinued operations	.00	.01

Net loss	$(.05)	$(.04)

Basic and diluted weighted average shares	8,024	7,839

For the three month periods ended March 31, 2004 and 2003, all potentially dilutive securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect.  Those securities are as follows (in thousands):

	March 31,
	2004	2003

Stock options	1,548	1,988
Stock warrants	6,593	2,650
Shares issuable on conversion of convertible notes	4,396	1,908
Shares issuable on conversion of preferred stock	2,205	0

	14,742	6,546

The Company has elected to continue to account for stock options issued to employees using the intrinsic value method prescribed by  APB Opinion 25.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant, no earned or unearned compensation cost has been recognized in the accompanying financial statements for stock options granted to employees.  The pro forma effect on net loss and net loss per share would have been immaterial for the quarters ended March 31, 2004 and 2003, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3                  Finance receivables at March 31, 2004, consisted of (in thousands):

Asset-based loans	$10,883
Factored accounts receivable	1,250
12,133

Less: participations in factored accounts receivable	(687)
$11,446

Allowance for loan losses	(227)
$11,219

NOTE 4.               In the first quarter of 2004, the Company entered into an agreement with a consultant which provides for the issuance of 150,000 shares of common stock in partial payment of services to be rendered.  The shares were valued at $72,000 and included in common stock issuable.

NOTE 5.               In the first quarter of 2004, the Company repurchased options to purchase 80,000 shares of common stock held by the President of Equinox for $40,000 which was charged to expense.

ITEM 2                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-month periods ended March 31, 2004 and 2003

The Company’s continuing operations for the quarters ended March 31, 2004 and 2003, reflect revenues of $643,000 and $408,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The increase of $235,000 is the result of an increase in the number and amount of asset-based loans made by the Company as it has developed its business during 2003 and into 2004.  The Company anticipates that revenues from these activities will grow as it continues its plan of developing as a finance company.

Selling, general and administrative expenses for 2004 were $659,000 compared to $570,000 in 2003.  Components of the $89,000 increase include $40,000 for the repurchase of stock options, $26,000 for salary increases and one clerical new hire, $13,000 for investor relations consulting and $10,000 in other miscellaneous expenses.

Interest expense increased by $52,000 in 2004 as compared to 2003 due to increased borrowings under a $20,000,000 senior credit facility which the Company has (through its subsidiary, Equinox Business Credit Corp.) from Wells Fargo Foothill.  This credit facility provides credit for the proposed expansion of the Company’s asset-based loan activities.  Interest expense also increased due to the private placement of 11% convertible notes and a 7% convertible note in the later part of 2003.

Amortization of debt discount and expense was $149,000 in 2004 and $73,000 in 2003, an increase of $76,000.  The increase is attributable to amortization of debt issuance costs and the value of warrants assigned to debt discount incurred for the private placements mentioned above.

The income from discontinued operations in 2003 of $65,005 is from settlement of severance obligations.

Critical Accounting Policies

The Company’s critical accounting policies relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at March 31, 2004, is $227,000 and should increase further based upon future growth of the loan portfolio.

American Stock Exchange

The Company was, in 2002, notified by the American Stock Exchange (“AMEX”) that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX, its continued listing on the AMEX would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it had accepted the Company’s proposed plan to restore stockholder equity and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the period that the plan is developed, the Company’s common stock will continue to trade on the AMEX, but the Company will be subject to periodic  review during the  extension period.  During the first three quarters of 2003, the Company has taken measures to restore stockholders’ equity and, although at September 30, 2003 it was in compliance with the plan submitted to AMEX, the Company determined it was not in compliance with the projected development of stockholders’ equity at December 31, 2003 and March 31, 2004.

The Company will continue to take measures to stay in compliance with the Plan.  The failure of AMEX to agree to the Company’s proposals to regain compliance with the Plan could result in the Company being delisted from the AMEX.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $326,000 for the quarter ended March 31, 2004.  Investing activities provided cash of $1,827,000, which included $880,000 from a decrease in the loan portfolio, $185,000 of customer deposits, $437,000 received from sales of participations in the factored receivable portfolio and $325,000 collected on receivables from the sale of businesses.  Financing activities required cash of $2,153,000 which included $1,858,000 for repaid advances under the loan and security agreement, $250,000 paid on the 11% subordinated notes, $23,000 for preferred dividends, $5,000 repaid on a note and $17,000 for registration costs.

In December 2001, Equinox Business Credit Corp., an 81% owned subsidiary of the Company, entered into a Loan and Security Agreement (the “Agreement”) with Wells Fargo Foothill, which provided for the initiation of a $20,000,000 revolving credit facility (the “Credit Facility”).  The Agreement provides for interest at the prime rate plus 1.25% (equal to 5.25% at March 31, 2004).  Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible notes receivable, as defined in the Agreement.  Under the terms of the Agreement, as amended, Equinox must maintain tangible net worth (including subordinated debt) of $3,000,000 from December 31, 2003 through February 29, 2004; $3,050,000 through May 31, 2004; $3,100,000 through August 31, 2004 and $3,150,000 thereafter; a leverage ratio, as defined, of not more than 5 to 1 and an interest coverage ratio of not less than 1.1 to 1, increasing to 1.25 to 1 beginning April 2004.  During 2004, Equinox is also required to realize, for each fiscal quarter in 2004, 75% of its projected revenues and projected earnings before tax based on projections previously furnished to Foothill.  Equinox had a tangible net worth at March 31, 2004 of $3,026,611 compared to the requirement of $3,050,000 and a loss for the quarter ended March 31, 2004 of $15,616 compared to a projected loss of $5,000.  As a result, Foothill has the right to declare the loan in default, but has not done so.  The Company will request waivers related to the violation of the loan agreement at March 31, 2004 and any subsequent violations.  All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  There was $7,981,000 outstanding on the Credit Facility at March 31, 2004.

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

EquiFin has provided operating cash to Equinox to cover net worth shortfalls.  EquiFin raised $1,127,000 through the issuance of 11% subordinated convertible notes in September 2003 and raised $1,100,000 through 7% subordinated convertible notes as a direct placement to Equinox in December 2003.  The Company also entered into an agreement with the purchaser of the $1,100,000 7% convertible subordinated notes pursuant to which the Company could borrow, at any time until December 31, 2006 on a revolving basis, up to $3,000,000 in the aggregate (including the original $1,100,000).  Additional borrowings would be available based on 11.5% of any increases in the borrowing base supporting the Foothill Credit Facility and so long as there is no event of default, as defined, under the Foothill Credit Facility and there is a sufficient number of authorized shares available that would be required to be registered to permit the full conversion of the note.

The Company intends to pursue its capital formation activities to grow the Company’s portfolio of structured credit in 2004, but is subject to obtaining stockholder approval of an amendment to the certificate of incorporation increasing the number of authorized shares in order to pursue equity-based financings.

ITEM 3.                 CONTROLS AND PROCEDURES

As of March 31, 2004, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer  concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This report for the quarter ended March 31, 2004 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional capital on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase the amount of the Company’s nonearning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.

PART II - OTHER INFORMATION

ITEM 2.                 CHANGE IN SECURITIES

Pursuant to a consulting agreement dated March 1, 2004, the Company is obligated to issue 150,000 shares of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: May 12, 2004

/s/ Walter M. Craig, Jr.
Walter M. Craig, Jr.
President
Chief Executive Officer