Form 10-Q
period 2004-06-30
EQUIFIN INC
filed 2004-08-16
CIK 806011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended June 30, 2004

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

As of August 11, 2004, there were 7,677,000 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

(In thousands, except share information, Unaudited)

Assets
Cash	$195
Restricted cash	71
Finance receivables, net	8,674
Note receivable, sale of InterSystems Nebraska	325
Receivable, sale of Chemtrusion	570
Fixtures and equipment, net	86
Deferred loan costs, net	433
Other assets	245
Securities held in trust (see contra)	850
Total Assets	$11,449

Liabilities and Shareholders’ Equity
Liabilities:
Advances payable under loan and security agreement	$5,550
Notes payable	456
Convertible notes payable, net of debt discount	1,404
Accounts payable	255
Accrued expenses	424
Due to affiliate	29
Customer deposits and loan collateral	420
Deferred income	78
Liability for severance benefits	123
Reserve for discontinued operations	50
Liability for securities held in trust (see contra)	850
Total Liabilities	9,639
Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A 10% Cumulative Preferred Stock; ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $857,000	—
Series AA 13% Cumulative Preferred Stock; ($1,000 stated value per share), 750 shares authorized and issued, liquidation preference $750,000	—
Series AB 13% Cumulative Preferred Stock; ($1,000 stated value per share), 250 shares authorized and issued, liquidation preference $250,000	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,966,000 shares issued and 7,677,000 outstanding	80
Additional paid-in capital	10,857
Accumulated deficit	(8,972)
Common stock issuable – 525,000 shares	156
Note receivable – sale of common stock	(46)
Treasury stock, 289,000 shares at cost	(265)
Total Shareholders Equity	1,810

$11,449

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended June 30,
	2004	2003

Revenue - interest and fees earned	$632	$514

Selling, general and administrative expenses	660	679
Discount on receivable	130	—
Interest expense	200	179
Amortization of debt discount and deferred loan cost	137	90
	1,127	948

Net loss	$(495)	$(434)

Net loss per common share - basic and diluted	$(.07)	$(.06)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Six months ended June 30,
	2004	2003

Revenue - interest and fees earned	$1,275	$922

Selling, general and administrative expenses	1,319	1,249
Discount on receivable	130	—
Interest expense	413	340
Amortization of debt discount and deferred loan cost	286	163
	2,148	1,752

Loss from continuing operations	(873)	(830)

Discontinued operations - income from disposal	—	65

Net loss	$(873)	$(765)

Net income (loss) per common share - basic and diluted
Continuing operations	$(.12)	$(.11)
Discontinued operations	—	.01

Net loss	$(.12)	$(.10)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six months ended June 30,
	2004	2003

Net cash used in operating activities	$(520)	$(592)

Cash flows from investing activities:
Finance receivables	3,432	(5,689)
Customer deposits and loan collateral	26	(93)
Sale of participations in factored receivable	400	250
Proceeds from receivable, sale of Chemtrusion	400	—
Collection on note receivable, sale of Intersystems	50	25

Net cash provided by (used in) investing activities	4,308	(5,507)

Cash flows from financing activities
Advances (repayments) under loan and security agreement	(4,289)	5,771
Issuance of 11% subordinated notes	—	52
Repayment of 11% subordinated notes	(250)	—
Issuance of 15% secured note	—	350
Dividends paid on preferred stock	(30)	(15)
Payments on notes	(43)	(10)
Loan from related party	29	5
Costs of registration statement	(17)	—

Net cash provided by (used in) financing activities	(4,600)	6,153

Net increase (decrease) in cash	(812)	54

Cash at beginning of period	1,078	388

Cash at end of period	$266	$442

Cash paid during the periods for interest	$444	$207

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004

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

Equinox Business Credit Corp (81% owned subsidiary) (“Equinox”) has a $20,000,000 Loan and Security Agreement (“Agreement”) with Wells Fargo Foothill Corporation (“Foothill”) under which $5,550,000 is outstanding at June 30, 2004.  The agreement matures December 19, 2004 and the lender has informed the Company that it does not currently intend to renew the agreement.  The Company, and the President of Equinox Business Credit, will not renew their employment relationship as of December 19, 2004.  If Equinox is able to find a replacement credit facility, which it currently has not been able to do, it might also need to retain a qualified portfolio manager as a result of the termination of the employment  of Equinox’ President.

By Waiver and Sixth Amendment to the Agreement dated July 24, 2004, Foothill has waived all covenant violations through June 30, 2004.  The Agreement was also amended to provide for an interest coverage ratio of not less than 1.1 to 1, tangible net worth of $2,700,000 and minimum availability of $500,000.  EquiFin also agreed to defer any interest or principal payments on its subordinated loan to Equinox.  Although Equinox is  seeking to replace the credit facility prior to maturity, it has not yet been successful in doing so, and there can be no assurance that such efforts will be successful.  Simultaneously, in lieu of a replacement credit facility, Equinox is considering the sale of its asset-based loan portfolio and applying all cash generated therefrom, to pay down its debt obligations.  In this event, the Company would not originate new loans, and would also need to locate additional capital to continue to fund operations as currently structured.  There is no assurance that capital will be available to the Company for this purpose and accordingly the Company will have to take steps to reduce operating expenses.

Additional borrowings under the $3,000,000 subordinated revolving facility expiring December 19, 2004 will be available based on 11.5% of any increases in the borrowing base supporting the Foothill credit facility so long as there is no event of default, as defined, under the Foothill facility.  Until additional collateral is increased under the Foothill credit facility there is no availability under this facility.

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

The following table shows the computation of basic and diluted loss per share (in thousands, except per share (amounts):

	Three months ended June 30,
	2004	2003
Net loss:
Net loss	$(495)	$(434)
Preferred dividend requirements	(55)	(22)
Net loss applicable to common shareholders	$(550)	$(456)

Basic and diluted weighted average shares
(including issuable shares)	8,162	7,932

Net loss per share	$(.07)	$(.06)

	Six months ended June 30,
	2004	2003
Net income (loss):
Continuing operations	$(873)	$(830)
Preferred dividend requirements	(110)	(22)
	(983)	(852)

Discontinued operations	—	65

Net loss applicable to common shareholders	$(983)	$(787)

Basic and diluted weighted average shares
(including issuable shares)	8,112	7,932

Net income (loss) per share:
Continuing operations	$(.12)	$(.11)
Discontinued operations	—	.01

Net loss	$(.12)	$(.10)

For the three month and six month periods ended June 30, 2004 and 2003, all potentially dilutive securities were not included in the calculation of diluted earnings (loss) because of their anti-dilutive effect.  Those securities are as follows (in thousands):

	June 30,
	2004	2003

Stock options	1,548	1,628
Stock warrants	6,593	2,689
Shares issuable on conversion of convertible notes	4,396	1,908
Shares issuable on conversion of preferred stock	2,205	—

	14,742	6,225

The Company has elected to continue to account for stock options issued to employees using the intrinsic value method prescribed by APB Opinion 25.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant; no earned or unearned compensation cost has been recognized in the accompanying financial statements for stock options granted to employees.  The pro forma effect on net loss and net loss per share would have been immaterial for the three month and six month periods ended June 30, 2004 and 2003, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3               Finance receivables at June 30, 2004, consisted of (in thousands):

Asset-based loans	$8,416
Factored accounts receivable	1,165
9,581

Less: participations in factored accounts receivable	(650)
8,931

Allowance for loan losses	(257)
$8,674

The participations in factored accounts receivable have terms that expire in October, 2004.

NOTE 4.              In the first quarter of 2004, the Company entered into an agreement with a consultant which provides for the issuance of 150,000 shares of common stock in partial payment of services to be rendered.  The shares were valued at $72,000 and included in common stock issuable.  The amount is being amortized over the twelve month term of the contract.

EquiFin, Inc. And Subsidiaries

June 30, 2004

NOTE 5.              In June 2004, the Company agreed to accept a payment of $270,000 from the buyer of the Chemtrusion business in settlement of $400,000 that was due during 2005.  A discount of $130,000 was recorded as expense in the second quarter of 2004.

ITEM 2                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three month periods ended June 30, 2004 and 2003

The Company’s continuing operations for the quarters ended June 30, 2004 and 2003, reflect revenues of $632,000 and $514,000, respectively, from interest and fees earned from the Company’s portfolio of structured capital placements.  The increase of $118,000 includes $52,000 in fees earned from prepayment of a loan, $46,000 relates to loans included in the portfolio for a full quarter in 2004 whereas in 2003, 3 loans were included for a portion of the quarter and $20,000 in increased net factoring and other revenues.

Selling, general and administrative expenses for 2004 were $660,000 compared to $679,000 in 2003.  Components of the $19,000 net decrease in these expenses include an increase of $33,000 for salary and one clerical new hire, $44,000 for investor relations consulting, $15,000 in miscellaneous expense, but decreases of $46,000 in professional fees and $20,000 in the provision for loan losses.  The 2003 period also included $45,000 in loan administration fees with no comparable amount in 2004.

The three month period ended June 30, 2004 included a $130,000 discount expense related to an agreement to accept $270,000 from the buyer of the Chemtrusion business in settlement of $400,000 that was due during 2005.

Interest expense increased by $21,000 in 2004 as compared to 2003 due to the private placement of 11% convertible notes and a 7% convertible note in the later part of 2003 and participation payments on factored receivables.

Amortization of debt discount and expense was $137,000 in 2004 and $90,000 in 2003, an increase of $47,000.  The increase is attributable to amortization of debt issuance costs and the value of warrants assigned to debt discount incurred for the private placements mentioned above.

Six month periods ended June 30, 2004 and 2003

Revenue increased to $1,275,000 for the six months ended June 30, 2004 from $922,000 for the six months ended June 30, 2003, an increase of $353,000.  Approximately $252,000 of the increase is attributable to asset based loans included in the portfolio for the full six months in 2004.  Six loans were added to the portfolio during the six months of 2003 and produced income for only part of the period.  Fees of $52,000 were earned from the prepayment of a loan in June 2004 and an increase in factoring revenue of $110,000 was partially offset by a decrease in revenue from other loans of $64,000.

Selling, general and administrative expenses increased by $70,000 from $1,249,000 in 2003 to $1,319,000 in 2004.  The increase includes $40,000 for the repurchase of stock options, $53,000 for salary increases and one clerical new hire, $57,000 for investor relations consulting, $6,000 in miscellaneous expense and a decrease of $34,000 in provision for loan losses.  The 2003 period also included $52,000 in loan administration fees with no comparable amount in 2004.

The six month period ended June 30, 2004 included $130,000 discount expense related to an agreement to accept $270,000 from the buyer of the Chemtrusion business in settlement of $400,000 that was due during 2005.

Interest expense increased by $73,000, from $340,000 in 2003 to $413,000 in 2004.  Interest on the credit facility with Foothill increased by $43,000 due to higher outstanding balances, $102,000 increase is due to the private placement of 11% convertible notes and a 7% convertible note in the later part of 2003 and an increase of $50,000 in interest on participations in factored receivables.  There was a decrease of $122,000 in interest expense related to notes converted to equity and notes redeemed for underlying collateral.

Amortization of debt discount and expense was $286,000 in 2004 and $163,000 in 2003, an increase of $123,000.  The increase is attributable to amortization of debt issuance costs and the value of warrants assigned to debt discount incurred for the private placements mentioned above.

The income from discontinued operations in 2003 of $65,000 is from the settlement of severance obligations.

Critical Accounting Policies

The Company’s critical accounting policies relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  The Company has a credit committee which approves its secured loans and reviews the adequacy of collateral supporting the loan.  This collateral is audited by the Company on a quarterly basis.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at June 30, 2004 is $257,000.

American Stock Exchange

The Company was notified by the American Stock Exchange (“AMEX”) in 2002 that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX that its continued listing would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it had accepted the Company’s proposed plan to restore stockholder equity and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the first three quarters of 2003, the Company had taken measures to restore stockholders’ equity and, although at September 30, 2003 it was in compliance with the plan submitted to AMEX, the Company determined it was not in compliance with the projected development of stockholders’ equity at December 31, 2003 and June 30, 2004.  On July 7, 2004 the AMEX notified the Company that it intended to make application to the Securities and Exchange Commission to strike EquiFin’s common stock from listing and trading on the AMEX.  The Company had the right to appeal but had no basis on which to do so and accordingly  trading in the Company’s common stock on the AMEX ceased on July 14, 2004.  The Company’s common stock and warrants are trading on the over-the-counter bulletin board market under the symbols EQUI and EQUIW.

Liquidity and Capital Resources

Net cash used in operating activities amounted to $520,000 for the six months ended June 30, 2004.  Investing activities provided cash of $4,308,000 which included $3,432,000 from a decrease in the loan portfolio, $26,000 of customer deposits, $400,000 received from sales of participations in the factored receivables portfolio and $450,000 collected on receivables from the sale of businesses.  Financing activities required cash of $4,600,000 which included $4,289,000 for repaid advances under the loan and security agreement, $250,000 paid on the 11% subordinated notes, $30,000 for preferred dividends, $14,000 for net note payments and $17,000 for registration costs.  The net result of these activities was a net decrease in cash of $812,000, which reduced cash to $266,000 at June 30, 2004.

Equinox has a Loan and Security Agreement (the “Agreement”) with Foothill, which provides for a $20,000,000 revolving credit facility (the “Credit Facility”).  The Agreement provides for interest at the prime rate plus 1.25%, equal to 5.25%, which was in effect for the first six months of 2004.  Subsequent increases in the prime rate increased the rate to 5.75% effective August 11, 2004.  Equinox is permitted to borrow under the Credit Facility at up to 85% of the borrowing base, which consists of eligible notes receivable, as defined in the Agreement.  By Waiver and Sixth Amendment to the Agreement dated July 24, 2004, Foothill has waived all covenant violations through June 30, 2004.  The Agreement was also amended to provide for an interest coverage ratio of not less than 1.1 to 1, tangible net worth of $2,700,000 and minimum availability of $500,000.  EquiFin also agreed to defer any interest or principal payments on its subordinated loan to Equinox. All the assets and the capital stock of Equinox are pledged to secure the Credit Facility, which is also guaranteed by the Company.  There was $5,550,000 outstanding on the Credit Facility at June 30, 2004.  Availability under the Credit Facility was $794,000 at June 30, 2004 (net of the $500,000 required minimum).

The Agreement matures December 19, 2004 and the lender has informed the Company that it does not currently intend to renew the agreement.  The Company is currently seeking to replace the credit facility prior to maturity.  There can be no assurance that such efforts will be successful.  Simultaneously, the Company is reviewing the possible sale of the asset-based loan portfolio that supports this credit facility and taking the cash generated from such sale to paying down borrowings under the credit facility as well as paying other obligations.  In this event, the Company would need additional capital to continue operations as currently structured.  There is no assurance that capital will be available to the Company for this purpose and accordingly the Company will have to take steps to reduce operating expenses.

EquiFin has provided operating cash to Equinox to cover net worth shortfalls.  EquiFin raised $1,127,000 through the issuance of 11% subordinated convertible notes in September 2003 and raised $1,100,000 through 7% subordinated convertible notes as a direct placement to Equinox in December 2003.  The Company also entered into an agreement with the purchaser of the $1,100,000 7% convertible subordinated notes pursuant to which Equinox could borrow, at any time until December 31, 2006 on a revolving basis, up to $3,000,000 in the aggregate (including the original $1,100,000).  Additional borrowings are only available based on 11.5% of any increases in the borrowing base supporting the Foothill credit facility and so long as there is no event of default, as defined, under the Foothill credit facility.  Until additional collateral is increased under the Foothill facility there is no availability under this facility.

The Company agreed to accept a payment of $270,000 from the buyer of the Chemtrusion business in settlement of a payment of $400,000 that was due during 2005.  $100,000 was received in June 2004, $100,000 is due by September 15, 2004 and $70,000 by December 15, 2004.

ITEM 3                                CONTROLS AND PROCEDURES

As of June 30, 2004, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This report for the quarter ended June 30, 2004 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s inability to raise additional operating capital and/or senior credit to replace the Foothill revolving credit line on acceptable terms; (iv) an increase in interest rates which could adversely affect the Company’s ability to originate new credit facilities and grow, and could increase the amount of the Company’s non-earning assets and writedowns; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s credit facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.  The Company does not intend to renew its employment agreement with one of these individuals after December 19, 2004.  Accordingly, if the Company intends to continue to develop its asset-based loan portfolio, a qualified replacement will need to be retained for this purpose.

PART II – OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 10 Waiver and Sixth Amendment to Loan and Security Agreement dated July 24, 2004 between Equinox Business Credit Corporation and Wells Fargo Foothill.

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certification of periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

A Form 8-K was filed July 12, 2004 to report that the Company received notice from the American Stock Exchange that they intended to delist the Company’s common stock.

A Form 8-K was filed on July 20, 2004 to report that the Company’s common stock began trading in the “pink sheet” listings of the over-the-counter market on July 15, 2004.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: August 12, 2004

/s/ Walter M. Craig, Jr.
Walter M. Craig, Jr.
President
Chief Executive Officer