Form 10QSB
period 2004-09-30
EQUIFIN INC
filed 2004-11-22
CIK 806011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2004

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

As of November 18, 2004, there were 7,677,000 shares of the Company’s common stock, par value $.01 per share outstanding.

EQUIFIN, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2004 (Unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

(In thousands, except share information, Unaudited)

Assets
Cash	$75
Locked box cash	142
Finance receivables, net	183
Note receivable, sale of InterSystems Nebraska	300
Receivable, sale of Chemtrusion	470
Deferred loan costs, net	114
Other assets	213
Assets held for sale	8,583
Securities held in trust (see contra)	840
Total Assets	$10,920

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$456
Convertible notes payable, net of debt discount	484
Accounts payable	286
Accrued expenses	390
Due to affiliate	10
Liability for severance benefits	117
Reserve for discontinued operations	130
Liabilities held for disposal	7,308
Liability for securities held in trust (see contra)	840
Total Liabilities	10,021
Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; Series A 10% Cumulative Preferred Stock; ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $857,000	—
Series AA 13% Cumulative Preferred Stock; ($1,000 stated value per share), 750 shares authorized and issued, liquidation preference $750,000	—
Series AB 13% Cumulative Preferred Stock; ($1,000 stated value per share), 250 shares authorized and issued, liquidation preference $250,000	—
Common stock, $.01 par value, 50,000,000 shares authorized; 7,966,000 shares issued and 7,677,000 outstanding	80
Additional paid-in capital	10,835
Accumulated deficit	(9,861)
Common stock issuable – 525,000 shares	156
Note receivable – sale of common stock	(46)
Treasury stock, 289,000 shares at cost	(265)
Total Shareholders’ Equity	899

$10,920

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended September 30,
	2004	2003

Revenue - interest and fees earned	$160	$129

Selling, general and administrative expenses	362	341
Note conversion charge	—	51
Interest expense	72	87
Amortization of debt discount and deferred loan cost	47	3
	481	482

Loss from continuing operations	(321)	(353)

Discontinued operations:
Loss from operations	(71)	(6)
Loss from disposal	(497)	—

Loss from discontinued operations	(568)	(6)
Net loss	$(889)	$(359)

Net loss per common share - basic and diluted
Continuing operations	$(.05)	$(.05)
Discontinued operations	(.07)	—

Net loss	$(.12)	$(.05)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Nine months ended September 30,
	2004	2003

Revenue - interest and fees earned	$548	$485

Selling, general and administrative expenses	1,208	1,101
Note conversion charge	—	51
Discount on receivable	130	—
Interest expense	217	253
Amortization of debt discount and deferred loan cost	153	57
	1,708	1,462

Loss from continuing operations	(1,160)	(977)

Discontinued operations:
Loss from operations	(105)	(212)
Income (loss) from disposal	(497)	65

Loss from discontinued operations	(602)	(147)

Net loss	$(1,762)	$(1,124)

Net loss per common share - basic and diluted
Continuing operations	$(.16)	$(.13)
Discontinued operations	(.07)	(.02)

Net loss	$(.23)	$(.15)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine months ended September 30,
	2004	2003
Continuing Operations:
Net cash used in operating activities	$(871)	$(832)

Cash flows from investing activities:
Finance receivables	14	570
Sale of participations in factored receivable	500	250
Proceeds from receivable, sale of Chemtrusion	500
Collection on note receivable, sale of Intersystems	75	50
Loan to affiliate	—	(45)

Net cash provided by investing activities	1,089	825

Cash flows from financing activities
Issuance of 11% subordinated notes	—	52
Repayment of 11% subordinated notes	(250)	—
Issuance of 15% secured notes	—	600
Issuance of 11% convertible notes	—	1,127
Loan from affiliate	10	—
Debt issuance costs	—	(90)
Dividends paid on preferred stock	(35)	(30)
Payments on notes	(15)	(25)
Costs of registration statement for equity securities	(17)	—

Net cash provided by (used in) financing activities	(307)	1,634

Net increase (decrease) in cash from continuing operations	(89)	1,627

Discontinued Operations:
Net cash provided by (used in) operating activities	126	(86)
Net cash provided by (used in) investing activities	3,281	(7,865)
Net cash provided by (used in) financing activities	(4,179)	6,565
Net decrease in cash from discontinued operations	(772)	(1,386)

Net increase (decrease) in cash	(861)	241

Cash at beginning of period	1,078	388

Cash at end of period	$217	$629

Cash paid during the periods for interest (Continuing Operations)	$279	$293

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

NOTE 1.         The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows.  Interim results are not necessarily indicative of results to be expected for a full year.  Pursuant to rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year and, accordingly, the information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the Consolidated Financial Statements and notes thereto included in the EquiFin, Inc., Form 10-KSB for the year ended December 31, 2003.

The report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2003 include a paragraph emphasizing that as a result of the pending expiration of the Equinox credit facility in December 2004 and the net losses and negative cash flows from operating activities on a consolidated basis, there was substantial doubt as to the Company’s ability to continue as a going concern.  Operating losses and negative cash flows have continued in 2004.  As a consequence of the Company’s subsidiary’s (Equinox Business Credit Corp.) receipt of the notice from its senior lender that it would not renew its revolving credit facility to Equinox after December 19, 2004, combined with the unavailability of a replacement credit facility, Equinox has pursued various disposal alternatives for its asset based portfolio operations so that it can be in a position to satisfy the repayment of its senior lender’s obligation at December 19, 2004.  Currently the Company is in ongoing discussions with the senior party lender and another party related to the possible transfer of the assets pledged to Equinox’ senior lender.  If a timely transfer cannot be made, which would repay Equinox’ senior lender, the ongoing operations of Equinox could be adversely affected, and the value of the asset-based portfolio reduced, if such lender moved to foreclose on, or liquidate, the assets supporting its credit to Equinox.  Although there is no assurance what structure or form of transaction might develop for satisfaction of payment, the requirement to repay this obligation has, for financial reporting purposes, caused the asset based loan operations to be treated as a discontinued operation in compliance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144).  In accordance with FAS 144, the asset based finance receivables and the liabilities that collateralize the receivables, which will be liquidated from the proceeds of the receivables, have been reflected separately in the accompanying balance sheet at September 30, 2004.  The results of operations have also been reported separately for all periods in the accompanying statements of operations.

As the Company moves to discontinue its asset based lending operations as a consequence of the expiration of Equinox’ senior credit facility, the Company’s continuing operations consist of the purchase and collection of third party accounts receivables as part of its factored accounts receivable portfolio.  These activites are significantly smaller in scale than the prior combined operations of the Company.

NOTE 2.         Basic net loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per common share, if applicable, is computed by dividing the earnings applicable to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities.

The following table shows the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three months ended September 30,
	2004	2003
Net loss:
Continuing operations	$(321)	$(353)
Preferred dividend requirements	(55)	(23)
	(376)	(376)

Discontinued operations	(568)	(6)

Net loss applicable to common shareholders	$(944)	$(382)

Basic and diluted weighted average shares (including issuable shares)	8,202	7,972

Net loss per share:
Continuing operations	$(.05)	$(.05)
Discontinued operations	(.07)	—

Net loss	$(.12)	$(.05)

	Nine months ended September 30,
	2004	2003
Net loss:
Continuing operations	$(1,160)	$(977)
Preferred dividend requirements	(165)	(45)
	(1,325)	(1,022)

Discontinued operations	(602)	(147)

Net loss applicable to common shareholders	$(1,927)	$(1,169)

Basic and diluted weighted average shares (including issuable shares)	8,202	7,972

Net loss per share:
Continuing operations	$(.16)	$(.13)
Discontinued operations	(.07)	(.02)

Net loss	$(.23)	$(.15)

For the three month and nine month periods ended September 30, 2004 and 2003, all potentially dilutive securities were not included in the calculation of diluted loss per share because of their anti-dilutive effect.  Those securities are as follows (in thousands):

	September 30,
	2004	2003

Stock options	1,548	1,628
Stock warrants	5,478	5,926
Shares issuable on conversion of convertible notes	4,396	2,622
Shares issuable on conversion of preferred stock	2,205	2,023

	13,627	12,199

The Company has elected to continue to account for stock options issued to employees using the intrinsic value method prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees”.  All options issued to employees were granted at an exercise price which equaled or exceeded the market price at date of grant; no earned or unearned compensation cost has been recognized in the accompanying financial statements for stock options granted to employees.  The pro forma effect on net loss and net loss per share would have been immaterial for the three month and nine month periods ended September 30, 2004 and 2003, if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

NOTE 3.         Finance receivables at September 30, 2004, consisted of (in thousands):

Factored accounts receivable	$1,229

Less: participations in factored accounts receivable	750
479

Allowance for loan losses	296
$183

$700,000 of the participations in factored accounts receivable have terms that expired in October, 2004.  As of November 12, 2004, these participations held by investors have been called for payment by the participants.  The Company has been unable to make repayment of the $700,000 in participations.  As a result of the Company’s inability to make repayment of these participations, the participants at this time have the right to demand payments as cash is received by the Company from the purchased accounts receivable. Through the date this quarterly report was filed, the Company’s negotiations have caused this demand not to occur.  If demand was to be made, the Company would be in a position of being unable to fund the purchase of accounts receivable of its customers on an ongoing basis as money collected on purchased accounts would go to the participants for repayment. The Company’s inability to fund its customers on an ongoing basis could have a material adverse effect on the Company and its ability to continue its operations.

NOTE 4.         In the first quarter of 2004, the Company entered into an agreement with a consultant which provides for the issuance of 150,000 shares of common stock in partial payment of services to be rendered.  The shares were valued at $72,000 and included in common stock issuable.  The value of these shares was included in other assets and is being amortized over the twelve month term of the contract.

NOTE 5.         In June 2004, the Company agreed to accept a payment of $270,000 from the buyer of the Chemtrusion business in settlement of $400,000 that was due during 2005.  A discount of $130,000 was recorded as expense in the second quarter of 2004.

NOTE 6.         At the annual meeting of stockholders on June 22, 2004, an amendment was approved to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000.

NOTE 7.         The Company’s outstanding publicly traded common stock purchase warrants for the purchase of 1,114,852 shares of common stock at $1 per share expired September 30, 2004.

NOTE 8.         Asset based loan portfolio as discontinued operations (in thousands):

Assets held for sale - asset based loan portfolio	$8,583

Liabilities held for disposal:
Customer collateral	$548
Liabilities collateralized by asset based loan portfolio:
Advances payable under loan and security agreement - Foothill	5,735
7% convertible note due December 11, 2006	1,025
$7,308

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue - interest and fees earned	$392	$418	$1,279	$984

Loss from operations	$71	$6	$105	$212
Loss on disposal	497	—	497	—

	$568	$6	$602	$212

The loss from disposal of discontinued operations in 2004 includes $338,000 in unamortized debt issuance costs and debt discount related to outstanding debt secured by the asset based loan portfolio, $80,000 for estimated costs to close the sale agreement and curtail operations, $65,000 in portfolio adjustments and $14,000 miscellaneous.

NOTE 9.         In September 2004, the Company received notice of the filing of a lawsuit by an unsecured noteholder and his affiliated company seeking, among other things, injunctive relief for the appointment of a receiver.  The Company responded to such suit by seeking an expedited hearing on such requested relief and at such hearing the Court refused to issue the plaintiffs requested injunctive relief.  The remainder of the case involves other claims related to the sale of the notes which claims will be defended, and which the Company believes it has meritorious defenses and counterclaims against plaintiffs and its affiliates related to their claims.

EquiFin, Inc. And Subsidiaries

September 30, 2004

ITEM 2           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three month periods ended September 30, 2004 and 2003

The Company’s continuing operations, after the proposed disposal and discontinuance of its asset based loan operations, will be comprised of the Company’s purchase and collection of third party accounts receivable as part of its factored accounts receivable portfolio.  Continuing operations from this enterprise for the three months ended September 30, 2004 produced revenues of $160,000 compared to revenue of $129,000 for the three months ended September 30, 2003.  The increase of $31,000 is due to a higher volume of receivables that were purchased from the Company’s customers during the current three month period as compared to the year prior.

Selling, general and administrative expenses for the 2004 period were $362,000 and $341,000 for the 2003 period, an increase of $21,000 which consisted of $7,000 in additional salary expense and an increase of $14,000 in allowance for loan losses.

The note conversion charge of $51,000 in 2003 is a charge for additional shares of common stock to be issued due to a reduction in the conversion price of convertible notes exchanged for preferred stock.

Interest expense decreased to $72,000 in 2004 compared to $87,000 in 2003, a decrease of $15,000.  There was a decrease in interest expense of $62,000 related to notes converted to equity and notes redeemed for underlying collateral, an increase of $28,000 due to the private placement of 11% convertible notes and an increase of $19,000 for interest on increased participations in factored receivables.

Amortization of debt discount and deferred loan cost was $47,000 in 2004 and $3,000 in 2003 for the respective three month period, an increase of $44,000 which is attributable to amortization of debt issuance cost and the value of warrants assigned to debt discount incurred for the private placement of 11% convertible notes mentioned above.

The loss from disposal of the asset-based lending operations (discontinued operations) in 2004 includes $338,000 in unamortized debt issuance costs and debt discount related to outstanding debt secured by the asset based loan portfolio, $80,000 for estimated costs to close the proposed asset sale agreement and to curtail the operations related to such portfolio, $65,000 in portfolio adjustments and in $14,000 miscellaneous expenses.

Nine month periods ended September 30, 2004 and 2003

Revenue of the continuing operations (factoring) for the nine months ended September 30, 2004 was $548,000 compared to $485,000 for the same period in 2003, an increase of $63,000.  The factored receivables portfolio has increased revenues by $141,000 due to higher volume of purchased accounts receivable which was partially offset by a decrease in revenue from other loans of $78,000.

Selling, general and administrative expenses were $1,208,000 in 2004 compared to $1,101,000 in 2003, an increase of $107,000.  The increase includes $40,000 for the repurchase of stock options, $55,000 for salary increases, $98,000 for investor relations activities (of which $46,000 is a non-cash charge for common stock) and decreases of $67,000 in professional fees and $19,000 in other items.

The note conversion charge of $51,000 in 2003 is a charge for additional shares of common stock to be issued due to a reduction in the conversion price of convertible notes exchanged for preferred stock.

The nine month period ended September 30, 2004 included $130,000 discount expense related to an agreement to accept $270,000 from the buyer of the Chemtrusion business in settlement of $400,000 that was due during 2005.

Interest expense was $217,000 in 2004 and $253,000 in 2003.  The decrease of $36,000 includes an increase of $90,000 due to the private placement of 11% convertible notes, an increase of $63,000 due to increased participations in factored receivables and a decrease of $189,000 related to notes converted to equity and notes redeemed for underlying collateral.

Amortization of debt discount and deferred loan cost increased by $96,000 from $57,000 in 2003 to $153,000 in 2004.  The increase is primarily attributable to amortization of debt issuance costs and the value of warrants assigned to debt discount incurred for the private placement of 11% convertible notes.

The loss from disposal of the asset-based lending operations (discontinued operations) of $497,000 in 2004 is described above under the three month periods.  The income from disposal of discontinued operations in 2003 of $65,000 is from the settlement of severance obligations related to a previously discontinued operation.

Critical Accounting Policies

The Company’s critical accounting policies relate to revenue recognition and credit losses.  With respect to revenue recognition, management does not consider it likely that there would be any changes in that policy that would impact the financial statements.  The Company provides a reserve for possible loan losses.  Uncertainty in the Company’s ability to recover its principal and interest on a given loan could result if the collateral securing a loan becomes inadequate to cover such loan amount following an event of default.  The Company has been providing an allowance for credit losses to mitigate any such shortfall.  The allowance at September 30, 2004 is $296,000.

American Stock Exchange

The Company was notified by the American Stock Exchange (“AMEX”) in 2002 that, because it had fallen below the required stockholder equity for the continued listing of its common stock on the AMEX that its continued listing would be subject to the submission of a plan demonstrating a return to compliance.  The Company submitted a plan showing the prospect of returning to compliance, and in January 2003, the AMEX notified the Company that it had accepted the Company’s proposed plan to restore stockholder equity and granted the Company an extension of eighteen (18) months to regain compliance with the AMEX’ continued listing standards.  During the first three quarters of 2003, the Company had taken measures to restore stockholders’ equity and, although at September 30, 2003 it was in compliance with the plan submitted to AMEX, the Company determined it was not in compliance with the projected development of stockholders’ equity at December 31, 2003 and September 30, 2004.  On July 7, 2004 the AMEX notified the Company that it intended to make application to the Securities and Exchange Commission to strike EquiFin’s common stock from listing and trading on the AMEX.  The Company had the right to appeal but had no basis on which to do so and accordingly  trading in the Company’s common stock on the AMEX ceased on July 14, 2004.  The Company’s common stock is trading on the over-the-counter bulletin board market under the symbol EQUI.

Liquidity and Capital Resources

Net cash used in the continuing operating activities amounted to $871,000 for the nine months ended September 30, 2004.  Investing activities provided cash of $1,089,000 which included $500,000 from sales of participations in factored receivables and $500,000 proceeds from the receivable from the sale of Chemtrusion.  Financing activities used cash of $307,000 and included $250,000 for the repayment of 11% subordinated notes.  Discontinued operations used cash of $772,000 which was primarily the difference between cash used to repay loans less cash received from customer loan paydowns.  The net result of these activities was a net decrease in cash of $861,000 which reduced cash to $217,000 at September 30, 2004.

Equinox Business Credit Corp (“Equinox”), an 81% owned subsidiary of the Company, now carried as a discontinued operation, has an Agreement with Wells Fargo Foothill which provides for a $20,000,000 revolving credit facility (the “Credit Facility”).  The Agreement matures at December 19, 2004 and the lender has informed Equinox and the Company that it does not intend to renew the agreement.  Equinox and the Company sought to replace the credit facility prior to maturity, but was not able to do so.  Accordingly, Equinox has pursued various disposal alternatives for its portfolio so it can be in a position to satisfy the repayment of its senior lender’s obligation at December 19, 2004, although there is no assurance what structure or form of transaction might develop for satisfaction of this payment.  See Note 8 to the financial statements for amounts outstanding at September 30, 2004 related to this obligation and the assets related thereto.  Upon disposal of these assets it is projected that an amount of cash will be realized for operations.  The specific amount of cash will depend on the transaction and the level of participation back to the transferred accounts by Equinox.  Once this phase of the Company’s operations are concluded, the Company has plans to aggressively reduce ongoing operating expenses.

Investors have $700,000 of participated funds in the Company’s factored accounts receivable.  These participations expired in October 2004. As of November 12, 2004, these participations have been called for payment by the participants.  The Company has been unable to make repayment of the $700,000 in participations.  As a result of the Company’s inability to repay the participations, the participants currently have the right to demand payments as cash is received by the Company from the purchased accounts.  Through the date this quarterly report was filed, the Company’s negotiations have caused this demand not to occur.  The Company’s inability to purchase its customer’s ongoing accounts receivable would have a material adverse effect on the Company’s business and continuing operations.

The Company agreed to accept a payment of $270,000 from the buyer of the Chemtrusion business in settlement of a payment of $400,000 that was due during 2005.  $100,000 was received in June 2004, $100,000 was received in September 2004 and $70,000 is due by December 15, 2004.

ITEM 3           CONTROLS AND PROCEDURES

As of September 30, 2004, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act, Rule 13a-14a.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This report for the quarter ended September 30, 2004 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.

In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results and prospects to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters; (ii) increased competition; (iii) the Company’s recent inability to raise additional operating capital and/or senior credit to replace other Foothill’s revolving credit line or the participated funds on the factored accounts; (iv) an increase in interest rates; (v) a decrease in interest rates which could cause an acceleration in the prepayment of the Company’s finance facilities; (vi) the Company’s inability to successfully implement its strategy to become a diverse finance company providing various forms of credit to small and mid-sized companies, including the Company’s inability to attract and retain qualified personnel; and (vii) the Company’s dependence upon two key persons, the loss of the services of either of which could materially adversely affect the Company.  (The Company does not intend to renew its employment agreement with one of these individuals after December 31, 2004 when the Foothill facility has been repaid), and (viii) the Company’s inability to locate a viable business operation for integration into the Company such that sufficient cash flow is generated to enable the Company to meet its ongoing financial commitments.

PART II – OTHER INFORMATION

ITEM 1           In September 2004, the Company received notice of the filing of a lawsuit by an unsecured noteholder and his affiliated company seeking, among other things, injunctive relief for the appointment of a receiver.  The Company responded to such suit by seeking an expedited hearing on such requested relief and at such hearing the Court refused to issue the plaintiffs requested injunctive relief.  The remainder of the case involves other claims related to the sale of the notes which claims will be defended, and which the Company believes it has meritorious defenses and counterclaims against plaintiffs and its affiliates related to their claims.

ITEM 6           EXHIBITS

Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUIFIN, INC.

Dated: November 19, 2004

/s/ Walter M. Craig, Jr.
Walter M. Craig, Jr.
President
Chief Executive Officer