Form 10QSB/A
period 2004-09-30
EQUIFIN INC
filed 2004-11-30
CIK 806011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSBA

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2004

Commission File Number  1-9547

EQUIFIN, INC.

(Exact Name of registrant as specified in charter)

Delaware	13-3256265
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

1011 Highway 71 Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

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

Item 3. Controls and Procedures

EQUIFIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

(In thousands, except share information, Unaudited)

Assets
Cash	$75
Locked box cash	142
Finance receivables, net	183
Note receivable, sale of InterSystems Nebraska	300
Receivable, sale of Chemtrusion	470
Deferred loan costs, net	114
Other assets	213
Assets held for sale	8,583
Securities held in trust (see contra)	840
Total Assets	$10,920

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$456
Convertible notes payable, net of debt discount	484
Accounts payable	286
Accrued expenses	390
Due to affiliate	10
Liability for severance benefits	117
Reserve for discontinued operations	130
Liabilities held for disposal	7,308
Liability for securities held in trust (see contra)	840
Total Liabilities	10,021
Shareholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
Series A 10% Cumulative Preferred Stock; ($1,000 stated value per share), 1,000 shares authorized, 925 shares issued, liquidation preference $857,000	–
Series AA 13% Cumulative Preferred Stock; ($1,000 stated value per share), 750 shares authorized and issued, liquidation preference $750,000	–
Series AB 13% Cumulative Preferred Stock; ($1,000 stated value per share), 250 shares authorized and issued, liquidation preference $250,000	–
Common stock, $.01 par value, 50,000,000 shares authorized; 7,966,000 shares issued and 7,677,000 outstanding	80
Additional paid-in capital	10,835
Accumulated deficit	(9,861)
Common stock issuable — 525,000 shares	156
Note receivable — sale of common stock	(46
Treasury stock, 289,000 shares at cost	(265)
Total Shareholders’ Equity	899

$10,920

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Three months ended September 30,

	2004	2003

Revenue - interest and fees earned	$160	$129

Selling, general and administrative expenses	362	341
Note conversion charge	-	51
Interest expense	72	87
Amortization of debt discount and deferred loan cost	47	3
	481	482

Loss from continuing operations	(321)	(353)

Discontinued operations:
Loss from operations	(71)	(6)
Loss from disposal	(497)	–

Loss from discontinued operations	(568)	(6)

Net loss	$(889)	$(359)

Net loss per common share - basic and diluted
Continuing operations	$(.05)	$(.05)
Discontinued operations	(.07)	–

Net loss	$(.12)	$(.05)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts, Unaudited)

	Nine months ended September 30,

	2004	2003

Revenue - interest and fees earned	$548	$485

Selling, general and administrative expenses	1,208	1,101
Note conversion charge	–	51
Discount on receivable	130	–
Interest expense	217	253
Amortization of debt discount and deferred loan cost	153	57
	1,708	1,462

Loss from continuing operations	(1,160)	(977)

Discontinued operations:
Loss from operations	(105)	(212)
Income (loss) from disposal	(497)	65

Loss from discontinued operations	(602)	(147)

Net loss	$(1,762)	$(1,124)

Net loss per common share - basic and diluted
Continuing operations	$(.16)	$(.13)
Discontinued operations	(.07)	(.02)

Net loss	$(.23)	$(.15)

See accompanying notes to condensed consolidated financial statements

EquiFin, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine months ended September 30,

	2004	2003
Continuing Operations:
Net cash used in operating activities	$(871)	$(832)

Cash flows from investing activities:
Finance receivables	14	570
Sale of participations in factored receivable	500	250
Proceeds from receivable, sale of Chemtrusion	500
Collection on note receivable, sale of Intersystems	75	50
Loan to affiliate	0	(45)

Net cash provided by investing activities	1,089	825

Cash flows from financing activities
Issuance of 11% subordinated notes	–	52
Repayment of 11% subordinated notes	(250)	–
Issuance of 15% secured notes	–	600
Issuance of 11% convertible notes	–	1,127
Loan from affiliate	10	–
Debt issuance costs	–	(90)
Dividends paid on preferred stock	(35)	(30)
Payments on notes	(15)	(25)
Costs of registration statement for equity securities	(17)	–

Net cash provided by (used in) financing activities	(307)	1,634

Net increase (decrease) in cash from continuing operations	(89)	1,627

Discontinued Operations:
Net cash provided by (used in) operating activities	126	(86)
Net cash provided by (used in) investing activities	3,281	(7,865)
Net cash provided by (used in) financing activities	(4,179)	6,565
Net decrease in cash from discontinued operations	(772)	(1,386)

Net increase (decrease) in cash	(861)	241

Cash at beginning of period	1,078	388

Cash at end of period	$217	$629

Cash paid during the periods for interest (Continuing Operations)	$279	$293

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

                        The report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2003 included a paragraph emphasizing that as a result of the pending expiration of the Company’s subsidiary’s (Equinox Business Credit Corp.) credit facility in December 2004 and its losses and negative cash flows from operating activities on a consolidated basis , that there was substantial doubt as to the Company’s ability to continue as a going concern.  Operating losses and negative cash flows have continued in 2004.  As a consequence of the subsidiary’s receipt of a notice from its senior lender that it would not renew its revolving credit facility after December 19, 2004, combined with the unavailability of a replacement credit facility, such substantial doubt has continued.  The Company has pursued various disposal alternatives for its asset based portfolio operations so that it can be in a position to satisfy the repayment of its senior lender’s obligation at December 19, 2004.  Currently, the Company is in ongoing discussions with the senior lender and another party related to the possible transfer of the assets pledged to Equinox’ senior lender.  If a timely transfer cannot be made, which would repay Equinox’ senior lender, the ongoing operations of Equinox and the Company would be adversely effected, and the value of the asset-based portfolio reduced, if such lender moved to foreclose on, or liquidate, the assets supporting its credit to Equinox.  Although there is no assurance as to what structure or form of transaction might develop for satisfaction of payment, the requirement to repay this obligation has, for financial reporting purposes, caused the asset based loan operations to be treated as a discontinued operation in compliance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144).  In accordance with FAS 144, the asset based finance receivables and the liabilities that collateralize the receivables, which will be liquidated from the proceeds of the receivables, have been reflected separately in the accompanying balance sheet at September 30, 2004.  The results of operations have also been reported separately for all periods in the accompanying statements of operations.

                        As the Company moves to discontinue its asset based lending operations as a consequence of the expiration of Equinox’ senior credit facility, the Company’s continuing operations consist of the purchase and collection of third party accounts receivable as part of its factored accounts receivable portfolio.  These activities are significantly smaller in scale than the prior combined operations of the Company.

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

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2004

(Unaudited)

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

EquiFin, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

September 30, 2004

(Unaudited)

NOTE 8.         Asset based loan portfolio as discontinued operations (in thousands):

Assets held for sale - asset based loan portfolio	$8,583

Liabilities held for disposal:
Customer collateral	$548
Liabilities collateralized by asset based loan portfolio:
Advances payable under loan and security agreement - Foothill	5,735
7% convertible note due December 11, 2006	1,025
$7,308

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue - interest and fees earned	$392	$418	$1,279	$984

Loss from operations	$71	$6	$105	$212
Loss on disposal	497	—	497	—

	$568	$6	$602	$212

The loss from disposal of discontinued operations in 2004 includes $338,000 in unamortized debt issuance costs and debt discount related to outstanding debt secured by the asset based loan portfolio, $80,000 for estimated costs to close the sale agreement and curtail operations, $65,000 in portfolio adjustments and $14,000 miscellaneous.

NOTE 9.         In September 2004, the Company received notice of the filing of a lawsuit by an unsecured noteholder and his affiliated company seeking, among other things, injunctive relief for the appointment of the receiver.  The Company responded to such suit by seeking an expedited hearing on such requested relief and at such hearing the Court refused to issue the plaintiffs requested injunctive relief.  The remainder of the case involves other claims related to the sale of the notes which claims will be defended, and which the Company believes it has meritorious defenses and counterclaims against plaintiffs and its affiliates related to their claims.

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

EquiFin, Inc. And Subsidiaries

September 30, 2004

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

EquiFin, Inc. And Subsidiaries

September 30, 2004

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

Liquidity and Capital Resources

Net cash used in the continuing operating activities amounted to $871,000 for the nine months ended September 30, 2004.  Investing activities provided cash of $1,089,000 which included $500,000 from sales of participations in factored receivables and $500,000 proceeds from the receivable from the sale of Chemtrusion.  Financing activities used cash of $307,000 and included $250,000 for the repayment of 11% subordinated notes.  Discontinued operations used cash of $772,000 which was primarily the difference between cash used to repay loans less cash received from customer loan paydowns.  The net result of these activities was a net decrease in cash of $861,000 which reduced cash to $217,000 at September 30, 2004.  The Company’s recurring net losses and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern (see Note 1).

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

EquiFin, Inc. And Subsidiaries

September 30, 2004

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

EquiFin, Inc. And Subsidiaries

September 30, 2004

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

PART II — OTHER INFORMATION

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

EquiFin, Inc. And Subsidiaries

September 30, 2004

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